Form 10-Q
period 1996-03-31
STARTER CORP
filed 1996-05-13
CIK 897507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                                   (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1996

                                       OR

             (  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ________________ .

Commission file number 1-11812

                            STARTER CORPORATION
             (exact name of registrant as specified in its charter)

Delaware                                          06-0872266
- - --------                                          ----------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

                 370 James Street, New Haven, Connecticut  06513
                 -----------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (203) 781-4000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X         No
     ----------         ------------

26,840,007 shares of common stock, $.01 par value, were outstanding as of May 3, 1996.
                                        1

                                      INDEX

                               STARTER CORPORATION

                                                                 Page Number
PART 1         Financial Information

     ITEM 1    Consolidated Financial Statements (unaudited)

               Consolidated balance sheets - March 31, 1996,
               December 31, 1995 and March 31, 1995                        3-4

               Consolidated statements of operations - Three months
               ended March 31, 1996 and March 31, 1995                     5

               Consolidated statements of cash flows - Three months
               ended March 31, 1996 and March 31, 1995                     6

               Notes to consolidated financial statements -
               March 31, 1996                                              7

     ITEM 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9

PART II        Other Information

     ITEM 6    Exhibits and Reports on Form 8-K                            12

               Signature                                                   13

                                           STARTER CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except share data)

                                             March 31, 1996      December 31, 1995        March 31, 1995
                                             --------------      -----------------        --------------
                                                (unaudited)                 (note)           (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                    $  2,940                $  4,506                 $  (1,699)
    Accounts receivable - trade, less
     allowance for doubtful accounts of
     $3,800 at March 31, 1996, $3,800 at
     December 31, 1995 and
    $4,000 at March 31, 1995                   $38,4504                   4,564                    49,686
    Inventories                                  61,404                  61,460                    55,484
    Prepaid expenses and other assets            15,539                  16,682                    14,766
    Deferred income taxes                         9,629                   9,629                    15,888
                                              ---------                --------                 ---------
Total current assets                            127,962                 136,841                   134,125

Property, plant and equipment
     Land and building                           12,846                  12,835                    12,823
     Machinery and equipment                     16,366                  16,268                    15,555
     Leasehold improvements                       3,424                   3,376                     2,693
                                                 ------               ---------                  --------
                                                 32,636                  32,479                    31,071
     Less accumulated depreciation
     and amortization                             6,734                   6,159                     4,430
                                                -------               ---------                  --------
                                                 25,902                  26,320                    26,641
Other assets:
     Other assets (primarily trademarks)          2,622                   2,640                     2,344
     Deferred income taxes                          523                     523                     1,121
     Other investments                            1,362                   1,362                     1,362
Total other assets                                4,507                   4,525                     4,827
                                             ----------               ---------                     -----

Total assets                                   $158,371                $167,686                  $165,593
                                               ========                ========                  ========

                                    3

                               STARTER CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                        (in thousands, except share data)

                           March 31, 1996    December 31, 1995    March 31, 1995
                           --------------    -----------------    --------------
                              (unaudited)               (note)       (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to banks      $ 21,765              $ 21,729          $ 28,038
    Accounts payable               8,490                 8,585             5,814
    Accrued commissions            2,044                 2,980             2,883
    Accrued licensing fees         6,358                 7,517             9,446
    Accrued expenses              13,036                14,763            11,371
    Accrued advertising            4,591                 7,692             5,705
    Current portion of
     long-term debt                1,749                 1,749             1,844
Total current liabilities         58,033                65,015            65,101

Long-term debt, less
current portion                    7,442                 7,828             9,191

Stockholders' equity
  Convertible Preferred stock
  ($.01 par value)  5,000,000
  authorized shares, 408,164
  shares issued at December 31,
  1995 and March 31, 1995                                    4                 4
  Common Stock ($.01 par value)
  50,000,000 shares authorized;
  issued 26,838,707 at March 31,
  1996, 26,425,643 at December
  31, 1995 and 26,413,648 at
  March 31, 1995                     268                  264                264

 Additional paid in capital       75,162               75,133             75,047
 Retained earnings                17,466               19,442             15,986
                                  ------               ------           --------
Total stockholders' equity        92,896               94,843             91,301
                                 -------               ------             ------
Total liabilities and
 stockholders' equity           $158,371             $167,686           $165,593
                                ========             ========           ========

Note: The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                               STARTER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                           Three Months Ended
                                                                 March 31,
                                                                 --------

                                                         1996               1995
                                                         ----               ----

Net sales                                           $   59,295          $ 66,710

Cost of sales                                           41,109            47,646
                                                        ------            ------
                                                        18,186            19,064

Royalty income                                             622               456

Selling, general & administrative expenses              21,471            22,514
                                                        ------            ------

Loss from operations                                    (2,663)           (2,994)

Other income                                                98                23

Interest expense                                          (679)             (749)
                                                         ------             ----

Loss before income taxes                                (3,244)           (3,720)

Income tax benefit                                      (1,268)           (1,487)
                                                       ---------          ------

Net loss                                              $ (1,976)        $  (2,233)
                                                      ==========       =========

Loss per share                                        $  ( .07)        $    (.08)
                                                      ==========       =========

Average common and common
  equivalent shares                                 26,836,256        26,821,824
                                                    ==========        ==========

See accompanying notes.

                               STARTER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Three Months Ended March 31
                                                       1996                 1995
                                                       ----                 ----
Cash flows from operating activities
Net loss                                             (1,976)           $ (2,233)
Adjustments to reconcile net loss
  to net cash provided (used) by operating
    activities:
  Depreciation and amortization                         718                  654
  Provision for bad debts                                24                  269
Changes in operating assets and liabilities:
     Accounts receivable                              6,090                2,604
     Inventories                                         56               21,719
     Prepaid expenses and other assets                1,143               (1,750
     Accounts payable and accrued expenses           (7,018)             (15,708)
                                                    --------            --------
Net cash provided (used) by operating activities       (963)               5,555


Cash flows from investing activities
  Purchase of property, plant and equipment            (157)                (732)
  Other, net                                           (125)                 (14)
                                                     --------           --------
Net cash used by investing activities                  (282)                (746)

Cash flows from financing activities
  Repayment of long-term borrowings                     (386)               (391)
  Net borrowings (repayments) on credit arrangements      36             (11,620)
  Net proceeds from sale of common stock                  29                  24
                                                     -------           ---------
Net cash used by financing activities                   (321)            (11,987)
                                                        -----            -------

    Net decrease in cash and cash equivalents         (1,566)             (7,178)
                                                      -------             ------

Cash and cash equivalents - beginning of period        4,506               5,479)
                                                       -----              ------

Cash and cash equivalents (deficiency) - end
  of period                                          $ 2,940             ($1,699)
                                                     =======             =======




See accompanying notes.

                               STARTER CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996


1)   Basis of Presentation

The accompanying unaudited consolidated financial statements of STARTER Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Company has experienced, and expects to continue to experience, variability in net sales and net income (loss) from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2)   Inventories

Inventories were as follows (in thousands):

                                   March 31,      December 31,         March 31,
                                        1996              1995              1995
                                      ------            ------            ------

Raw materials                        $12,055           $11,226            $8,685
Work in process                        1,114               847               247
Finished goods                        48,235            49,387            46,552
                                    --------          --------          --------

                                     $61,404           $61,460           $55,484
                                     =======           =======           =======

3)   Commitments and Contingencies

In September 1994, a consolidated and amended class action lawsuit was filed against the Company and certain directors and officers, alleging, among other things, that they failed to make certain disclosures. In addition, the Company is a party to various lawsuits incidental to its business. Management believes that the class action lawsuit and the other various lawsuits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

4)   Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

ITEM 2
                               STARTER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

The Company's business is seasonal with higher sales reported in the second half of the year due to the higher price points of a significant portion of the Company's products which are sold during the fall and holiday seasons. The seasonality of the Company's business also affects borrowings under the Company's revolving credit agreement. The amount outstanding under the revolving credit agreement fluctuates as a result of seasonal demands for the Company's products. Traditional quarterly fluctuations in the Company's business may vary in the future depending upon, among other things, changes in order cycles and product mix.

The Company's business is vulnerable to a number of factors beyond its control. These include (1) player strikes, (2) owner lockouts, (3) work stoppages, (4) the granting of additional licenses to competitors, some of which have greater financial resources and manufacturing capabilities than the Company, and (5) changes in consumer tastes and enthusiasm for spectator sports. The Company's business can also be affected by other matters which impact the retail marketplace, including increased credit and inventory exposure, consolidation and resulting decline in the number of retailers and other cyclical economic factors. The Company seeks to minimize inventory exposure by encouraging retailers to place orders five to six months in advance of the date products are scheduled to be delivered.

A substantial portion of the Company's products are manufactured through arrangements with independent contractors located in Korea and, to a lesser extent, other foreign countries. In addition, the Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. The agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. The Company's operations may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's contractors and suppliers are located, the imposition of additional regulations relating to imports, or duties and taxes and other charges on imports. The Company is unable to predict whether any additional regulations, duties, taxes, quotas or other charges may be imposed on the importation of its products. The assessment of any of these items could result in increases in the cost of such imports and affect the sales or profitability of the Company. In addition, the failure of one or more manufacturers to ship some or all of the Company's orders could impact the Company's ability to deliver products to its customers on time. Delays in delivery could result in missing certain retailing seasons with respect to some or all of the Company's products or could otherwise adversely affect the Company.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of operations.

                                                       Quarter Ended March 31,
                                                       -----------------------

                                                       1996               1995
                                                       ----               ----

Net Sales                                            100.0%             100.0%

Cost of sales                                        (69.3)             (71.4)
                                                     ------             -----

Gross profit                                          30.7               28.6

Royalty income                                         1.0                 .6

Selling, general & administrative expenses           (36.2)             (33.7)
                                                     ------             ------

Loss from operations                                  (4.5)              (4.5)

Other income (expense) - net                            .1                --

Interest expense                                     (1.1)               (1.1)
                                                     -----               -----

Loss before income taxes                             (5.5)               (5.6)

Income tax benefit                                   (2.2)               (2.3)
                                                     -----               -----

Net loss                                             (3.3%)              (3.3%)
                                                     ======              ======


Quarter Ended March 31, 1996 compared to Quarter Ended March 31, 1995
- - ---------------------------------------------------------------------

Net sales for the quarter ended March 31, 1996 were $59,295,000 as compared to $66,710,000 for the quarter ended March 31, 1995, an 11.1% decrease. The decrease in sales is primarily attributable to the sale in 1995 of approximately $7,000,000 of excess inventory, coupled with the continuing slowdown of apparel sales at the retail level.

Gross profit for the quarter ended March 31, 1996 was $18,186,000 or 30.7% of net sales as compared to $19,064,000 or 28.6% for the quarter ended March 31, 1995. The increased margin is primarily related to the disposition of certain written down inventory at depressed margins during the first quarter of 1995 (3.4%) partially offset by higher distribution costs and variances (1.3%) during the first quarter of 1996.

Royalty income for the first quarter of 1996 increased to $622,000 from $456,000 in the first quarter of 1995 primarily as a result of the addition of new domestic licensees offset by reduced royalties from distributors, primarily in Australia and Canada.

Selling, general and administrative expenses decreased to $21,471,000 for the quarter ended March 31, 1996 as compared to $22,514,000 for the quarter ended
March 31, 1995.   The decrease is primarily attributable to decreased
advertising and promotional expenses of $2,389,000 as a result of a shift in the
timing of expenditures compared to 1995.   This decrease was partially offset by
increased salaries and wages of $722,000 associated with the addition of senior and middle management personnel hired throughout 1995 and increased outlet store expenses associated with the expansion to fifteen stores at March 31, 1996 as compared to eight at March 31, 1995.

Interest expense decreased to $679,000 for the quarter ended March 31, 1996 from $749,000 for the quarter ended March 31, 1995, primarily attributable to decreased overall borrowings.

Liquidity and Capital Resources

The Company's financial condition at March 31, 1996 was relatively consistent with that of December 31, 1995. The Company's current ratio and working capital were 2.2 and $70,000,000, respectively, at March 31, 1996 as compared to 2.1 and $72,000,000 at December 31, 1995. Cash used by operations for the quarter ended March 31, 1996 was $963,000 as compared to cash provided by operations of $5,555,000 for the quarter ended March 31, 1995. The reduction in inventory in the first quarter of 1995, combined with reductions in accounts receivable,
resulted in cash generated from operations in the first quarter of 1995.   Cash
generated by operations, together with the Company's existing revolving credit agreement is expected, under current conditions, to finance the Company's planned operations in 1996.

Impact of Inflation

The Company has not experienced significant price increases from product suppliers in the recent past, nor has it experienced any significant impact from inflationary factors.

Impact of Recently Issued Accounting Pronouncements

The Company does not expect that any recently issued accounting standards will have a material impact on the Company's operating results, financial position or liquidity.

Part II - Other Information



Item 6:  Exhibits and reports on Form 8-K



(a)  Exhibits

     10.28 STARTER Corporation Incentive Compensation Plan effective as of January 1, 1995

     10.29 Form of Employment Agreement by and between STARTER Corporation and John M. Tucker dated as of January 1, 1996

     11 Computation of net loss per share for the three months ended March 31, 1996 and for the three months ended March 31, 1995.

     27             Financial Data Schedule



(b)  Reports on Form 8-K

                    There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STARTER CORPORATION



DATE:  MAY 8, 1996            /s/  Lawrence C. Longo, Jr.
                              ------------------------------------------
                              Lawrence C. Longo, Jr.
                              Chief Financial Officer and Chief
                              Accounting Officer