Form 10-Q
period 1996-06-30
STARTER CORP
filed 1996-08-14
CIK 897507

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

                                    (Mark One)
               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended June 30, 1996

                                        OR

              (  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from _________________ to ________________ .

  Commission file number 1-11812

                                STARTER CORPORATION
              (exact name of registrant as specified in its charter)

  Delaware                                06-0872266
  --------                                ----------

  (State or other jurisdiction of              (I.R.S. Employer Identification
  No.)
  incorporation or organization)

                  370 James Street, New Haven, Connecticut  06513
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

  26,844,513 shares of common stock, $.01 par value, were outstanding as of August 2, 1996.

                                       INDEX

                                STARTER CORPORATION

                                                         Page Number
  PART 1         Financial Information

       ITEM 1    Consolidated Financial Statements (unaudited)

                 Consolidated balance sheets - June 30, 1996,
                 December 31, 1995 and June 30, 1995                    3

                 Consolidated statements of operations - Three and six month
                 periods ended June 30, 1996 and June 30, 1995          5

                 Consolidated statements of cash flows - Six months
                 ended June 30, 1996 and June 30, 1995                  6

                 Notes to consolidated financial statements -
                 June 30, 1996                                7

       ITEM 2    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    9

  PART II        Other Information

       ITEM 4    Submission of Matters to a Vote of Security Holders    13

       ITEM 6    Exhibits and Reports on Form 8-K                       14

                 Signature                                              15

                                 STARTER CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)


                                                  June 30, 1996   December 31, 1995   June 30, 1995
                                                  -------------   -----------------   -------------
                                                    (unaudited)              (note)     (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                           $ 2,008             $ 4,506         $ 1,542
    Accounts receivable - trade, less allowance for
      doubtful accounts of $3,000 at June 30,
      1996, $3,800 at December 31, 1995 and
      $3,700 at June 30, 1995                            43,794              44,564          53,553
    Inventories                                         103,673              61,460          73,325
    Prepaid expenses and other assets                    10,635              16,682          17,870
    Deferred income taxes                                10,081               9,629          15,073
                                                       --------            --------         -------

Total current assets                                    170,191             136,841         161,363

Property, plant and equipment:

     Land and building                                   12,846              12,835          12,835
     Machinery and equipment                             16,401              16,268          15,912
     Leasehold improvements                               3,453               3,376           3,187
                                                       --------            --------         -------
                                                         32,700              32,479          31,934
     Less accumulated depreciation
       and amortization                                   7,315               6,159           4,981
                                                       --------            --------         -------
                                                         25,385              26,320          26,953
Other assets:
     Other assets (primarily trademarks)                  2,526               2,640           2,868
     Deferred income taxes                                  523                 523           1,121
     Other investments                                    1,362               1,362           1,362
                                                       --------            --------         -------
Total other assets                                        4,411               4,525           5,351
                                                       --------            --------         -------


Total assets                                           $199,987            $167,686        $193,667
                                                       --------            --------         -------
                                                       --------            --------         -------



                                 STARTER CORPORATION
                       CONSOLIDATED BALANCE SHEETS (Continued)
                          (in thousands, except share data)



                                                       June 30, 1996  December 31, 1995  June 30, 1995
                                                       -------------  -----------------  -------------
                                                         (unaudited)             (note)    (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                                   $62,792    $21,729                $66,741
    Accounts payable                                          11,452      8,585                  5,632
    Accrued commissions                                        2,249      2,980                  2,066
    Accrued licensing fees                                     7,615      7,517                  7,543
    Accrued expenses                                          12,092     14,763                  8,963
    Accrued advertising                                        5,274      7,692                  4,869
    Current portion of long-term debt                          1,749      1,749                  1,844
                                                              ------     ------                 ------
Total current liabilities                                    103,223     65,015                 97,658

Long-term debt, less current portion                           7,056      7,828                  8,807

Stockholders' equity:
  Convertible Preferred stock ($.01 par value)
      5,000,000 authorized shares, 408,164 shares issued
      at December 31, 1995 and June 30, 1995                                  4                      4
   Common Stock ($.01 par value)
      50,000,000 shares authorized; issued
      26,843,249 at June 30, 1996,
      26,425,643 at December 31, 1995 and
      26,417,264 at June 30, 1995                                268        264                    264

    Additional paid in capital                                75,197     75,133                 75,076
    Retained earnings                                         14,243     19,442                 11,858
                                                              ------     ------                 ------
Total stockholders' equity                                    89,708     94,843                 87,202
                                                              ------     ------                 ------
Total liabilities and stockholders' equity                  $199,987   $167,686               $193,667
                                                              ------     ------                 ------
                                                              ------     ------                 ------







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

                                    STARTER CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                             (in thousands, except share data)




                                                  Three Months Ended               Six Months Ended
                                             June 30, 1996  June 30, 1995    June 30, 1996  June 30, 1995
                                             -------------  -------------    -------------  -------------
Net sales                                          $62,765        $53,242         $122,060       $119,952

Cost of sales                                       42,916         39,112           84,025         86,758
                                                   -------        -------          -------        -------
                                                    19,849         14,130           38,035         33,194

Royalty income                                         568            574            1,190          1,030

Selling, general & administrative expenses
                                                    24,816         20,410           46,287         42,914
                                                   -------        -------          -------        -------
Loss from operations                               (4,399)        (5,706)          (7,062)        (8,690)

Other income                                           110            117              208            130
                                                     -----          -----           ------          -----
                                                   (4,289)        (5,589)          (6,854)        (8,560)

Interest expense                                     1,083          1,252            1,762          2,001
                                                    ------         ------           ------         ------
Loss before income taxes                           (5,372)        (6,841)          (8,616)       (10,561)

Income tax benefit                                 (2,148)        (2,712)          (3,417)        (4,200)
                                                   -------        -------          -------        -------

Net loss                                          ($3,224)       ($4,129)         ($5,199)       ($6,361)
                                                  ========       ========         ========       ========

Loss per share                                      ($.12)         ($.15)           ($.19)         ($.24)
                                                    ======         ======           ======         ======

Average common and common
     equivalent shares                          26,840,977     26,823,620       26,838,528     26,822,722
                                                ==========     ==========       ==========     ==========









See accompanying notes.

                                    STARTER CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)


                                                         Six Months Ended
                                              June 30, 1996        June 30, 1995
                                              -------------        -------------
Cash flows from operating activities
Net loss                                           ($5,199)             ($6,361)
Adjustments to reconcile net loss
  to net cash used by operating activities:
  Depreciation and amortization                       1,461                1,330
  Provision for bad debts                               590                  393
  Deferred income taxes                               (452)                  815
Changes in operating assets and liabilities:
     Accounts receivable                                180              (1,388)
     Inventories                                   (42,213)                3,878
     Prepaid expenses and other assets                6,047              (4,854)
     Accounts payable and accrued expenses          (2,855)             (21,854)
                                                   --------            ---------
Net cash used by operating activities              (42,441)             (28,041)

Cash flows from investing activities
  Purchase of property, plant and equipment           (221)              (1,600)
  Purchase of other assets                            (191)                 (87)
                                                    -------              -------
Net cash used by investing activities                 (412)              (1,687)

Cash flows from financing activities
  Repayment of long-term borrowings                   (772)                (775)
  Net borrowings on credit arrangements              41,063               27,083
  Net proceeds from sale of common stock                 64                   53
  Other                                                                    (570)
                                                       ----             --------
Net cash provided by financing activities            40,355               25,791
                                                     ------              -------

    Net decrease in cash and cash equivalents       (2,498)              (3,937)

Cash and cash equivalents - beginning of period       4,506                5,479
                                                    -------              -------

Cash and cash equivalents - end of period            $2,008               $1,542
                                                   ========             ========
















See accompanying notes.

                                 STARTER CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    JUNE 30, 1996


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

          2)   Inventories

          In the second quarter of 1996, the Company changed to the first-in, first-out (FIFO) method of accounting for inventories from the last-in, first-out (LIFO) method primarily because the carrying costs of inventories have declined below the LIFO values and are not expected to increase above LIFO values in the foreseeable future. The change did not have any impact on results of operations in the second quarter and it is anticipated that the change will not have a material effect on results of operations for fiscal year 1996. Inventory costs did not differ significantly under the LIFO method when compared to the FIFO method for the periods presented in the accompanying financial statements.

          Inventories were as follows (in thousands):

                                 June 30          December 31          June 30
                                    1996                 1995             1995
                                    ----                 ----             ----
          Raw materials          $13,160              $11,226           $6,874
          Work in process            769                  847              450
          Finished goods           89,744              49,387           66,001
                                 --------            --------         --------
                                 $103,673             $61,460          $73,325
                                 ========             =======          =======

          3)   Credit Arrangement

          On May 17, 1996 the Company's $125,000,000 secured credit facility ("the Credit Facility"), which provides for seasonal overadvances up to an additional $25 million from April 15 through October 15, was extended through May 31, 1998. Additionally, on July 24, 1996 the Credit Facility's borrowing limitations for eligible inventory, as defined, and direct loan sublimits were amended. The Credit Facility continues to contain provisions regarding the maintenance of working capital, net worth and interest coverage, among others, and to place restrictions on the payment of dividends, distributions, capital expenditures, capital lease and other financing obligations and acquisitions of other entities.

          4)   Commitments and Contingencies

          In September 1994, a consolidated and amended class action lawsuit was filed against the Company and certain directors and officers, alleging, among other things, that they failed to make certain disclosures. On July 19, 1996 the court granted the Company's motion to dismiss the lawsuit without granting the plaintiffs a right to restate their complaint. The plaintiffs have until August 19, 1996 to appeal the Court's decision. In addition, the Company is a party to various lawsuits incidental to its business. Management believes that the class action lawsuit, if appealed, and the other various lawsuits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


          5)   Reclassification

          Certain prior year amounts have been reclassified to conform with the current year presentation.

          6)   Subsequent Event

          On July 31, 1996 the Company entered into an agreement to purchase substantially all of the assets of Galt Sand Company and its subsidiaries for approximately $8,000,000, which will be financed through the issuance of common stock, and the assumption of all recorded liabilities on the acquisition date. The anticipated purchase has been approved by the Company's lenders.

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


                                         Comparison of
                           Three Months Ended     Six Months Ended
                           6/30/96 to 6/30/95    6/30/96 to 6/30/95
                           ------------------    ------------------
                                     Increase (Decrease)
                                   (Dollars in Thousands)

  Net Sales                   $9,523   17.9%        $2,108    1.8%

  Gross Margin                 5,719   40.5%         4,841   14.6%

  Royalty income                 (6)     (1%)          160   15.5%

  Selling, general &
    administrative expenses    4,416   21.6%         3,373    7.9%

  Other income                     3    2.8%            78   60.0%

  Interest expense             (169)  (13.4%)        (239)  (11.9%)

  Net Loss                     (904)  (21.9%)      (1,162)  (18.3%)


  Net sales for the three and six months ended June 30, 1996 increased by approximately 17.9% and 1.8%, respectively, as compared to the three and six months ended June 30, 1995. The increase in the second quarter is primarily attributable to Olympic licensed product sales.

  The gross profit margin as a percent of sales increased to 31.6% and 31.2% for the three and six months ended June 30, 1996, respectively as compared to 26.5% and 27.7% for the three and six months ended June 30, 1995, respectively. The increases are primarily attributable to the disposition of certain written down inventory at depressed margins during the three and six months ended June 30, 1995 (5.5% and 4.3%, respectively), partially offset by increased distribution costs and variances during 1996.

  Royalty income for the three months ended June 30, 1996 was essentially flat as compared to the three months ended June 30, 1995. For the six months ended June 30, 1996 royalty income increased approximately 15.5% primarily as a result of the addition of new domestic licensees, offset by reduced royalties from distributors, primarily in Australia and Canada.

  Selling, general and administrative expenses increased to 39.5% and 37.9% of net sales for the three and six months ended June 30, 1996, respectively, as compared to 38.3% and 35.8% for the three and six months ended June 30, 1995, respectively. Contributing to the increases for the three and six months ended June 30, 1996 were higher royalties, commissions, and employee compensation. Royalties and commission increases are primarily related to the 1995 amounts having been reduced by the utilization of reserves established in 1994 to fully reflect the costs of written down inventory in 1994 and sold below cost in 1995. Increased employee compensation was primarily related to the addition of senior and middle management throughout 1995. Offsetting these increases were decreased advertising and promotional expenses as a result of a shift in the timing of expenditures compared to 1995.

  Interest expense decreases for the three and six months ended June 30, 1996 are primarily attributable to a reduction in overall borrowings in relation to the comparable periods in 1995.


  Liquidity and Capital Resources

  The Company's working capital at June 30, 1996 decreased to $67,000,000 from $72,000,000 at December 31, 1995 primarily as a result of the $5,199,000 net loss for the six months ended June 30, 1996. Increased inventory levels of $42,213,000 at June 30, 1996 were funded primarily by increased borrowings under the revolving line of credit.
  The increased inventory levels are primarily due to the receipt of inventory for shipment of anticipated third quarter orders. Cash used by operations for the first six months of 1996 was $42,441,000 compared to $28,041,000 for the comparable 1995 period. The use of cash for the first six months of 1996 was primarily the result of the $5,199,000 loss coupled with the increased inventory levels.

  On May 17, 1996 the Company's $125,000,000 secured credit facility ("the Credit Facility"), which provides for seasonal overadvances up to an additional $25 million from April 15 through October 15, was extended through May 31, 1998. Additionally, on July 24, 1996 the Credit Facility's borrowing limitations for eligible inventory, as defined, and direct loan sublimits were amended. The Credit Facility continues to contain provisions regarding the maintenance of working capital, net worth and interest coverage, among others, and to place restrictions on the payment of dividends, distributions, capital expenditures, capital lease and other financing obligations and acquisitions of other entities.

  On July 31, 1996 the Company entered into an agreement to purchase substantially all of the assets of Galt Sand Company and its subsidiaries for approximately $8,000,000, which will be financed through the issuance of common stock, and the assumption of all recorded liabilities on the acquisition date. The anticipated purchase has been approved by the Company's lenders.

  Under current conditions cash generated by operations, together with funds available under the Credit Facility, is expected to be able to finance the Company's planned operations in 1996.

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

  Part II - Other Information



  Item 4:  Submission of Matters to a Vote of Security Holders

  The Company held its Annual Meeting of Shareholders on May 21, 1996. At the Annual Meeting the following matters were voted upon:

  * The election of Carmen L. Cozza, Mark G. Sklarz and John M. Tucker as Class III directors.

            Carmen L. Cozza
            For            Withheld
            ---            --------

            26,077,063          172,356


            Mark G. Sklarz
            For            Withheld
            ---            --------

            26,083,346          166,073


            John M. Tucker
            For            Withheld
            ---            --------

            26,080,835          168,584

  * The approval of the 1996 Quality Based-Performance Goals relating to compensation to be paid to certain executive officers.

            For       Against   Abstain   No Vote
            ---       -------   -------   -------

            20,929,005     409,315   87,055    4,824,044

  * The ratification of Ernst & Young LLP as independent accountants for the Company for the fiscal year ending December 31, 1996.

            For       Against   Abstain   No Vote
            ---       -------   -------   -------

            26,128,547     62,379    58,493    -0-

  Item 6:  Exhibits and reports on Form 8-K

  (a)  Exhibits

       10.30 Third Amendment to Commercial Revolving Loan and Security Agreement dated May 17, 1996

       10.31 Letter dated July 24, 1996 regarding Amendment of STARTER Corporation's Commercial Revolving Loan and Security Agreement dated March 30, 1995, as amended by a First Amendment dated June 14, 1995, a Second Amendment dated January 31, 1996, and a Third Amendment dated May 17, 1996

       11 Computation of net loss per share for the three and six months period ended June 30, 1996 and 1995 and for the six months ended June 30, 1995

       18        Letter regarding change in accounting principles

       27        Financial Data Schedule


  (b)  Reports on Form 8-K

                 There were no Reports on Form 8-K filed during the quarter ended
                 June 30, 1996.

                                    SIGNATURES
                                    ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      STARTER CORPORATION






  DATE:  AUGUST 8, 1996    /s/ Lawrence C. Longo, Jr.
                           -----------------------------------------------
                      Lawrence C. Longo, Jr.
                      Chief Financial Officer and Chief Accounting Officer

                      SIGNATURES
                      ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      STARTER CORPORATION






  DATE:  AUGUST 8, 1996    __________________________________
                      Lawrence C. Longo, Jr.
                      Chief Financial Officer and Chief Accounting Officer