Form 10-Q
period 1996-09-30
STARTER CORP
filed 1996-11-13
CIK 897507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1996

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

                 370 James Street, New Haven, Connecticut 06513
                 ----------------------------------------------
          (Address of principal executive offices, including zip code)

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

Yes  X    No
    ---      ---

27,704,250 shares of common stock, $.01 par value, were outstanding as of November 1, 1996.

                                      INDEX

                               STARTER CORPORATION

                                                                     Page Number
                                                                     -----------
PART I    Financial Information

  ITEM 1  Consolidated Financial Statements (unaudited)

          Consolidated balance sheets - September 30, 1996,
          December 31, 1995 and September 30, 1995                        3-4

          Consolidated statements of income - Three and nine
          month periods ended September 30, 1996 and September
          30, 1995                                                        5

          Consolidated statements of cash flows - Nine months
          ended September 30, 1996 and September 30, 1995                 6

          Notes to consolidated financial statements -
          September 30, 1996                                              7

  ITEM 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            10

PART II   Other Information

  ITEM 6  Exhibits and Reports on Form 8-K                               14

          Signature

                              STARTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                           September 30, 1996   December 31, 1995  September 30, 1995
                                           ------------------   -----------------  ------------------
                                                  (unaudited)              (note)         (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                       $   3,233           $   4,506           $   6,135
    Accounts receivable - trade, less allowance
      for doubtful accounts of $3,600 at September
      30, 1996, $3,800 at December 31, 1995
      and $4,000 at September 30, 1995                106,207              44,564             106,286
    Inventories                                       105,627              61,460              56,593
    Prepaid expenses and other assets                   8,283              16,682              14,351
    Deferred income taxes                              10,214               9,629              13,488
                                                    ---------           ---------           ---------
Total current assets                                  233,564             136,841             196,853

Plant and equipment                                    35,157              32,479              32,173

Less accumulated depreciation                          (8,058)             (6,159)             (5,552)
                                                    ---------           ---------           ---------
Plant and equipment, net                               27,099              26,320              26,621
Other assets:
     Other assets (primarily intangibles)               4,139               2,640               2,812
     Non-current deferred income taxes                  1,466                 523               1,121
     Other investments                                  1,362               1,362               1,362
                                                    ---------           ---------           ---------
Total other assets                                      6,967               4,525               5,295
                                                    ---------           ---------           ---------
Total assets                                        $ 267,630           $ 167,686           $ 228,769
                                                    =========           =========           =========

See accompanying notes.

                               STARTER CORPORATION
                     CONSOLIDATED BALANCE SHEETS (continued)
                       (in thousands, except share data )

                                           September 30, 1996   December 31, 1995  September 30, 1995
                                           ------------------   -----------------  ------------------
                                                  (unaudited)              (note)         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to banks                          $ 94,081            $ 21,729            $ 62,715
    Accounts payable                                  13,847               8,585              12,634
    Accrued licensing fees                            14,712               7,517              16,596
    Accrued expenses                                  14,844              13,936              17,975
    Accrued income taxes                               7,190               3,807               4,734
    Accrued advertising                                6,709               7,692               6,340
    Current portion of long-term debt                  1,749               1,749               1,844
                                                    --------            --------            --------
Total current liabilities                            153,132              65,015             122,838

Long-term debt, less current portion                   7,486               7,828               8,420
                                                    --------            --------            --------
Total liabilities                                    160,618              72,843             131,258

Stockholders' equity:
  Preferred stock ($.01 par value)
      5,000,000 authorized shares                                              4                   4
   Common Stock ($.01 par value)
      50,000,000 shares authorized                       277                 264                 264
   Additional paid in capital                         81,621              75,133              75,102
   Retained earnings                                  25,114              19,442              22,141
                                                    --------            --------            --------
Total stockholders' equity                           107,012              94,843              97,511
                                                    --------            --------            --------
Total liabilities and stockholders' equity          $267,630            $167,686            $228,769
                                                    ========            ========            ========

Note: The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                               STARTER CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                  Three Months Ended        Nine Months Ended
                                    September 30              September 30
                                  1996         1995         1996         1995
                              -----------  -----------  -----------  -----------
Net sales                     $   170,598  $   164,399  $   292,658  $   284,351
Cost of sales                     110,728      107,582      194,753      194,340
                              -----------  -----------  -----------  -----------
                                   59,870       56,817       97,905       90,011
Royalty income                      1,128          980        2,318        2,010
Selling, general &
  administrative expenses          40,725       38,775       87,012       81,689
                              -----------  -----------  -----------  -----------
Income from operations             20,273       19,022       13,211       10,332
Other income                          119           53          327          183
                              -----------  -----------  -----------  -----------
  Income before interest
    expense and income taxes       20,392       19,075       13,538       10,515
Interest expense                    2,259        1,993        4,021        3,994
                              -----------  -----------  -----------  -----------
Income before income taxes         18,133       17,082        9,517        6,521
Income taxes                        7,262        6,799        3,845        2,599
                              -----------  -----------  -----------  -----------
Net income                    $    10,871  $    10,283  $     5,672  $     3,922
                              ===========  ===========  ===========  ===========
Net income per share          $       .40  $       .38  $       .21  $       .15
                              ===========  ===========  ===========  ===========
Average common and common
     equivalent shares         27,417,379   26,825,540   27,031,537   26,824,642
                              ===========  ===========  ===========  ===========

See accompanying notes.

                              STARTER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                    Nine Months Ended
                                          September 30, 1996  September 30, 1995
                                          ------------------  ------------------
Cash flows from operating activities
Net income                                        $  5,672       $  3,922
Adjustments to reconcile net income
  to net cash used by operating activities:
  Depreciation and amortization                      2,375          1,977
  Provision for bad debts                            1,810          1,220
  Deferred income taxes                                442          2,400
Changes in operating assets and liabilities:
     Accounts receivable                           (60,981)       (54,948)
     Inventories                                   (27,005)        20,610
     Prepaid expenses and other assets               9,035         (1,334)
     Accounts payable and accrued expenses           9,442          7,352
                                                  --------       --------
Net cash used by operating activities              (59,210)       (18,801)

Cash flows from investing activities
  Purchase of property, plant and equipment           (542)        (1,825)
  Purchase of other assets                            (395)          (692)
                                                  --------       --------
Net cash used by investing activities                 (937)        (2,517)

Cash flows from financing activities
  Repayment of long-term borrowings                   (342)        (1,162)
  Net borrowings on credit arrangements             59,119         23,057
  Net proceeds from sale of common stock                97             79
                                                  --------       --------

Net cash provided by financing activities           58,874         21,974
                                                  --------       --------
    Net increase (decrease) in cash and
    cash equivalents                                (1,273)           656
Cash and cash equivalents - beginning of period      4,506          5,479
                                                  --------       --------
Cash and cash equivalents - end of period         $  3,233       $  6,135
                                                  ========       ========

See accompanying notes.

                               STARTER CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996

1)    Basis of Presentation

The accompanying unaudited consolidated financial statements of STARTER Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Company has experienced, and expects to continue to experience, variability in net sales and net income (loss) from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2)    Inventories

Inventories were as follows (in thousands):

                          September 30      December 31      September 30
                                  1996             1995              1995
                              --------          -------           -------
Raw materials                 $ 25,089          $11,226           $10,851
Work in process                    660              847               440
Finished goods                  79,878           49,387            45,302
                              --------          -------           -------
                              $105,627          $61,460           $56,593
                              ========          =======           =======

3)    Credit Arrangement

On October 7, 1996, the Company's secured credit facility (the "credit facility") was amended and restated to provide for aggregate borrowings up to $145,000,000 plus an additional $30,000,000 seasonal increase from April 15 through October 15 each year. Borrowings under the credit facility are subject to various limitations based upon eligible receivables and inventory, as defined, of the Company and its subsidiaries. The credit facility, which expires on May 31, 1998, continues to contain provisions regarding the maintenance of working capital, net worth and interest coverage, among others, and to place restrictions on the payment of dividends, distributions, capital expenditures, capital lease and other financing obligations, and acquisitions of other entities. Amounts outstanding under the credit facility accrue interest at either the bank's base lending rate or a rate which can range from 1.0 to 2.25 percentage points per annum, as defined, above libor, at the Company's option. The Company is required to pay an annual fee which can range from .25 to .50 percentage points, as defined, on the credit facility.

The credit facility is secured by substantially all of the Company's assets.

4)    Commitments and Contingencies

In September 1994, a consolidated and amended class action lawsuit was filed against the Company and certain directors and officers, alleging, among other things, that they failed to make certain disclosures. On July 19, 1996, the court granted the Company's motion to dismiss the lawsuit. The plaintiffs have appealed the court's decision. In addition, the Company is a party to various lawsuits incidental to its business. Management believes that the class action lawsuit and the other various lawsuits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

5)    Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

6)    Acquisition of Galt Sand Company and Subsidiaries

On August 9, 1996, STARTER Galt, Inc., a wholly-owned subsidiary of the Company, purchased substantially all of the assets and assumed all recorded liabilities of Galt Sand Company and its wholly-owned subsidiaries, Galt Shop Company, Danaggers Company and Galt Sand Canada, Inc. (collectively, "Galt"), for approximately $8,000,000 subject to certain purchase price adjustments as defined (the "Acquisition"). Galt is engaged in the wholesale apparel business and operates 18 factory outlet stores. The Company accounted for the acquisition as a purchase and, accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their fair values. The fair values of the acquired assets and assumed liabilities were $24,418,000 and $19,556,000 respectively. The historical recorded values of Galt's assets and liabilities are not materially different from their fair values. The purchase price, which is subject to certain adjustments as defined in the asset purchase and sale agreement, was paid through the issuance of 1,066,666.67 shares of the Company's common stock, based upon the closing price ($7.50) of the Company's stock on July 25, 1996. In accordance with the asset purchase and sale agreement, 20% of the 1,066,666.67 shares issued are being held in escrow pending the final settlement of the purchase price. The consolidated financial statements have been prepared assuming the purchase price was $6,400,000 which equals the value of shares (853,333.33) delivered to Galt on the closing date. Additional shares which have a value (based upon the July 25, 1996 closing price) of $2,100,000 are issuable in 1997 if net worth requirements, as defined, are met.

The operating results of Galt from the date of acquisition have been included in the consolidated statements of income from the date of acquisition. The following pro forma unaudited consolidated operating results of the Company and Galt have been prepared as if the acquisition had been made at the beginning of the periods presented and include pro forma adjustments to reflect the elimination of certain outlet stores, closure of a duplicate facility, amortization of goodwill and revised financing arrangements, as well as the income tax effect of these items.

                                   Three Months Ended        Nine Months Ended
                                      September 30             September 30
                                     1996         1995         1996        1995
                                     ----         ----         ----        ----
                                       (in thousands, except per share data)

Net Sales                        $174,455     $181,888     $306,212     $317,915
Net income                          9,808       10,498        2,306        2,281
Net income per share             $    .35     $    .38     $    .08     $    .08

The results are not necessarily indicative of the results of operations of the combined companies that would have occurred had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

ITEM 2

                               STARTER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's business is seasonal with higher sales reported in the second half of the year due to the higher price points of a significant portion of the Company's products which are sold during the fall and holiday seasons. The seasonality of the Company's business also affects borrowings under the Company's revolving credit agreement. The amounts outstanding under the revolving credit agreement fluctuates as a result of seasonal demands for the Company's products. Traditional quarterly fluctuations in the Company's business may vary in the future depending upon, among other things, changes in order cycles and product mix.

The Company's business is vulnerable to a number of factors beyond its control. These include (1) player strikes, (2) owner lockouts, (3) work stoppages, (4) the granting of additional licenses to competitors, some of which have greater financial resources and manufacturing capabilities than the Company, and (5) changes in consumer tastes and enthusiasm for spectator sports. The Company's business can also be affected by other matters which impact the retail marketplace, including increased credit and inventory exposure, consolidation and resulting decline in the number of retailers and other cyclical economic factors. The Company seeks to minimize inventory exposure by encouraging retailers to place orders five to six months in advance of the date products are scheduled to be delivered. This provides the Company with better information to purchase product for its reorder business.

A substantial portion of the Company's products are manufactured through arrangements with independent contractors located in foreign countries. In addition, the Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. The agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. The Company's operations may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's contractors and suppliers are located, the imposition of additional regulations relating to imports, or duties and taxes and other charges on imports. The Company is unable to predict whether any additional regulations, duties, taxes, quotas or other charges may be imposed on the importation of its products. The assessment of any of these items could result in increases in the cost of such imports and affect the sales or profitability of the Company. In addition, the failure of one or more manufacturers to ship some or all of the Company's orders could impact the Company's ability to deliver products to its customers on time. Delays in delivery could result in missing certain retailing seasons with respect to some or all of the Company's products or could otherwise adversely affect the Company.

Results of Operations

On August 9, 1996, STARTER Galt, Inc., a wholly owned subsidiary of the Company, purchased substantially all of the assets and assumed all recorded liabilities of Galt Sand Company and subsidiaries ("Galt"). Galt is engaged in the wholesale apparel business and operates 18 factory outlet stores. The discussion below relates to the results of operations of the Company on a historical basis for the three and nine month periods ended September 30, 1996 and 1995 (including the results of Galt's operations since August 9, 1996).

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of income.

                                                 Comparison of
                                    Three Months Ended     Nine Months Ended
                                    9/30/96    9/30/95    9/30/96    9/30/95
                                    -------    -------    -------    -------
Net sales                            100.0%     100.0%     100.0%     100.0%
Gross margin                          35.1       34.6       33.5       31.7
Royalty income                          .7         .6         .8         .7
Selling, general &
  administrative expenses             23.9       23.6       29.7       28.7
Other income                           --         --          .1        --
Interest expense                       1.3        1.2        1.4        1.4
Net income                             6.4        6.3        1.9        1.4

Net sales for the three and nine month periods ended September 30, 1996 increased by approximately $6,199,000 (3.8%) and $8,307,000 (2.9%), respectively, as compared to the three and nine month periods ended September 30, 1995, due primarily to the acquisition of Galt which had net sales of $8,700,000 since the acquisition. Exclusive of Galt, net sales for the three months ended September 30, 1996 decreased 2% as compared to the three months ended September 30, 1995 due primarily to reduced printable sales and were virtually unchanged for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

The gross margin as a percent of net sales increased to 35.1% and 33.5% for the three and nine months ended September 30, 1996, respectively as compared to 34.6% and 31.7% for the three and nine months ended September 30, 1995, respectively. The increases are primarily attributable to the disposition of certain written down inventory at depressed margins during the three and nine months ended September 30, 1995 (2.0% and 3.0%, respectively), partially offset by increased distribution costs during 1996. The gross profit margin on Galt sales decreased the Company's consolidated gross margin for the three and nine month periods ended September 30, 1996 by .4% and .1%, respectively.

Royalty income increased by $148,000 (15.1%) and $308,000 (15.3%) for the three and nine month periods ended September 30, 1996, respectively, as compared to the three and nine month periods ended September 30, 1995. The increases were primarily attributable to the addition of new domestic licensees offset by reduced royalties from international distributors.

Selling, general and administrative expenses increased to 23.9% and 29.7% of net sales for the three and nine month periods ended September 30, 1996, respectively, as compared to 23.6% and 28.7% for the three and nine month periods ended September 30, 1995, respectively. Galt's selling, general and administrative expenses since the date of acquisition were $1,732,000 or 1.0% and .6% of net sales for the three and nine month periods ended September 30, 1996, respectively. Additional increases for the three and nine month periods ended September 30, 1996 were attributable to higher royalties, commissions, and employee compensation. Royalty and commission increases were primarily related to the 1995 amounts having been reduced by the utilization of reserves established for the sale of inventory below cost. Increased employee compensation was primarily related to the annualized effect related to senior and middle management additions throughout 1995.

Interest expense increases for the three and nine month periods ended September 30, 1996 were primarily attributable to increased overall borrowings necessary to finance operations including the assumption of Galt's liabilities.

Liquidity and Capital Resources

The Company's working capital at September 30, 1996 increased to $80,432,000 from $71,876,000 at December 31, 1995, primarily as a result of the 1996 operating results and the acquisition of Galt. Accounts receivable at September 30, 1996 increased $61,643,000 from December 31, 1995 primarily to the seasonality of the Company's business. Galt receivables at September 30, 1996 contributed $6,761,000 to the increase. Inventories at September 30, 1996 have increased $44,167,000 since December 31, 1995 and $49,039,000 since September 30, 1995 in anticipation of increased third quarter orders which did not materialize. The Company believes that this is due in part to changes in the marketplace as consumers are shopping closer to need and retailers are implementing stricter inventory management practices and delaying their reorders. Additionally, the acquisition of Galt contributed $17,800,000 to the increase. Notes payable at September 30, 1996 increased by $31,366,000 since September 30, 1995 as a result of the increased inventory levels and assumption of Galt's liabilities.

Cash used by operations for the first nine months of 1996 was $59,210,000 compared to $18,801,000 for the comparable 1995 period. The use of cash for the first nine months of 1996 was primarily the result of the increased accounts receivable and inventory levels.

On October 7, 1996 the Company's secured credit facility (the "credit facility") was amended and restated to provide for aggregate borrowings up to $145,000,000 plus an additional $30,000,000 seasonal increase from April 15 through October 15 each year. Borrowings under the credit facility are subject to various limitations based upon eligible receivables and inventory, as defined, of the Company and its subsidiaries. The credit facility, which expires on May 31, 1998, continues to contain provisions regarding the maintenance of working capital, net worth and interest coverage, among others, and to place restrictions on the payment of dividends, distributions, capital expenditures, capital lease and other financing obligations, and acquisitions of other entities. Amounts outstanding under the credit facility accrue interest at either the bank's base lending rate or a rate which can range from 1.0 to 2.25 percentage points per annum, as defined, above libor, at the Company's option. The Company is required to pay an annual fee which can range from .25 to .50 percentage points, as defined, on the credit facility. The credit facility is secured by substantially all of the Company's assets.

Under current conditions cash generated by operations, together with funds available under the Credit Facility, are expected to be sufficient to finance the Company's current and planned operations in the near term.

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

PART II

ITEM 6

(a) Exhibits

     10.32 1996 Amended and Restated Commercial Revolving Loan and Security Agreement dated October 7, 1996

     11 Computation of net income per share for the three and nine month periods ended September 30, 1996 and for the three and nine month periods ended September 30, 1995

     27      Financial Data Schedule

(b) Reports on Form 8-K

     o   Form 8-K filed August 21, 1996

     o   Form 8-KA filed October 20, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STARTER CORPORATION


DATED:  November 12,  1996          /s/ Lawrence C. Longo, Jr.
                                    --------------------------
                                    Lawrence C. Longo, Jr.
                                    Chief Financial Officer and
                                      Chief Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     STARTER CORPORATION


DATED:  November 12,  1996           __________________________________
                                     Lawrence C. Longo, Jr.
                                     Chief Financial Officer and
                                       Chief Accounting Officer