Form 10-K405
period 1996-12-31
STARTER CORP
filed 1997-03-31
CIK 897507

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
    |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            For the fiscal year ended December 31, 1996

    |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the period from            to

                         Commission File Number: 1-11812

                               STARTER CORPORATION
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)
                         370 James Street, New Haven, CT
                    (Address of principal executive offices)

                                   06-0872266
                      (I.R.S. Employer Identification No.)
                                      06513
                                   (Zip Code)
       Registrant's telephone number, including area code: (203) 781-4000

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
 Common Stock, $.01 par value                  New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x/] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x/]

As of March 20, 1997, the aggregate market value of Common Stock held by nonaffiliates of the registrant was $60,738,695.

As of March 20, 1997, 27,849,902 shares of Common Stock were outstanding.

Documents Incorporated by Reference. Parts of Registrant's Proxy Statement for the Annual Meeting of stockholders to be held on May 20, 1997 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               STARTER CORPORATION
                                  ANNUAL REPORT
                                  ON FORM 10-K

                                TABLE OF CONTENTS

                                                                          Page

            PART I..........................................................1

ITEM 1.     Business....................................................... 1

ITEM 2.     Properties............................................ . . . .  9

ITEM 3.     Legal Proceedings...............................................9

ITEM 4.     Submission of Matters to a Vote of Security Holders.............10

            PART II.........................................................11

ITEM 5.     Market for Registrant's Common Stock and Related Stockholder
            Matters ........................................................11

ITEM 6.     Selected Financial Data........................................ 11

ITEM 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................13

ITEM 8.     Consolidated Financial Statements and Supplementary Data........17

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................34

            PART III....................................................... 35

ITEM 10.    Directors and Executive Officers of the Registrant..............35

ITEM 11.    Executive Compensation..........................................35

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management..35

ITEM 13.    Certain Relationships and related Transactions..................35

            PART IV........................................................ 36

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K. ......................................................36

                                     PART I

ITEM 1. Business

General

Starter Corporation was incorporated in 1971 under the laws of the State of Connecticut. In 1989 the Company reorganized and became a Delaware corporation. As used herein, the terms "Starter" and the "Company" refer to Starter Corporation and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise.

Starter is a leading designer and marketer of quality apparel associated with sports, leisure and entertainment. Starter is currently a premier licensee of apparel bearing the names, logos and insignia of sports teams and leagues under licenses granted by the major North American professional sports leagues: Major League Baseball ("MLB"), the National Basketball Association ("NBA"), the National Football League ("NFL") and the National Hockey League ("NHL"). The Company believes that the Starter brand name and the "S-and-Star" logo have achieved wide recognition through their association with prominent professional coaches, managers, athletes and entertainers. Starter also is an apparel licensee for approximately 150 colleges and universities in North America.

The Company sells its products to approximately 4,000 retail accounts throughout the United States, to retailers in Europe through its subsidiary Starter Europe, B.V., and to independent distributors in Europe and the Pacific Rim. In addition to the Company's wholesale business, the Company's subsidiary, Starter Outlet Stores, Inc., ("Outlet Stores") operates 31 outlet stores throughout the United States to provide for an organized distribution of excess and noncarryover merchandise. Approximately 90% of the Company's products, the majority of which are produced in the Far East, are manufactured by independent contractors. The Company has not experienced any major interruptions in product deliveries during the last three years and believes that these foreign manufacturers have not experienced difficulties in obtaining sufficient supplies of raw material in the past. The Company, through its subsidiary Starter Galt, Inc., maintains a 250,000 square foot facility for distribution and screen printing of t-shirts and fleece in Cedar Rapids, Iowa. The Company believes it has good relations with a number of suppliers of raw materials for its domestic manufacturing operations; however, there can be no assurance that the adequacy of the supply of material will continue.

The Company has benefited from the interest of consumers in buying and wearing authentic and official sportswear. Thus, the Company's business is vulnerable to a number of factors beyond its control which include, but are not limited to:
(1) player strikes, (2) owner lockouts, (3) work stoppages, (4) the granting of additional licenses by the leagues, some of which licensees have greater financial resources and manufacturing capabilities than the Company, and (5) changes in consumer tastes and enthusiasm for spectator sports which could affect the consumers' desire to buy team licensed products. The Company's business may also be affected by other matters which impact the retail marketplace, including increased credit and inventory exposure, consolidation and resulting decline in the number of retailers, and other cyclical economic factors. The Company seeks to minimize inventory exposure by encouraging retailers to place orders five to six months in advance of the date products are scheduled to be delivered. The Company believes certain of its competitors offer similar arrangements.

Historically, outerwear and activewear have accounted for a significant percentage of the Company's annual net sales. As such, the Company's business is seasonal with higher sales generally reported in the second half of the year due to the higher price points of a significant portion of the Company's outerwear, which is principally sold during the fall and holiday seasons. The seasonality of the Company's business also affects borrowings under the Company's revolving credit agreement. Such borrowings fluctuate as a result of seasonal demands for the Company's products. Traditional quarterly fluctuations in the Company's business may vary in the future depending upon, among other things, changes in order cycles and product mix.

Products

The Company participates in the following areas of the apparel market: outerwear, activewear, headwear, accessories, and printables. In each of these areas, the Company offers authentic and official licensed products, and Starter brand products. The Company introduces new selections, as well as traditional products which are relatively unchanged year to year, during the spring, fall and holiday selling seasons.

A significant portion of raw materials used to manufacture the majority of the Company's outerwear and activewear as well as headwear and accessories originates outside of the United States. To date, the Company's subcontractors have not experienced difficulties in obtaining sufficient material to meet customer demands; however, there can be no assurance that they will be able to purchase sufficient quantities in the future.

The following table describes the product offerings and features in each of the Company's four product categories:

     Category         Product Offerings               Product Features
     --------         -----------------               ----------------

Outerwear          insulated and uninsulated        appliqued or embroidered
                   jackets, windwear                logos and designs

Activewear         fleece pants and tops; polo      appliqued or embroidered
                   shirts; shorts; warm-up suits,   logos and designs
                   uniforms

Headwear and       coaches caps; travel bags        embroidered logos and
Accessories                                         designs


Printables         T-shirts; shorts; fleece, pants  silk-screened logos and
                   and tops                         designs

Licensed Product

Authentic. Within its licensed products business, Starter markets both authentic and official garments for professional sports teams, as well as for colleges and universities. Starter is an original participant in each league's authentic licensing program. These programs are: MLB's Diamond Collection, NBA Authentics, NFL's Pro Line, and the NHL Center Ice Program. These programs enable the Company to sell certain authentic garments which are virtually identical to those actually worn by players, coaches and managers during competition and distinguishes the Company from many other manufacturers who sell only official products.

The following chart describes the year in which the Company commenced its relationship with each league, each league's authentic licensing program and the authentic products offered by the Company:

Professional   Year Started         Authentic           Authentic
League         with League          Program             Products
------         -----------          -------             --------

   MLB             1979         Diamond Collection     Outerwear on the
                                                       field and in the
                                                       bullpen; team bags

   NBA             1981         NBA Authentics         Outerwear; polo
                                                       shirts; team bags;
                                                       activewear

   NFL             1983         Pro Line               Outerwear;
                                                       activewear; headwear;
                                                       accessories; printables

   NHL             1980         Center Ice             Exclusive outerwear;
                                                       headwear; polo shirts;
                                                       team bags

Official. The Company also sells official products which bear the names or logos of teams, but are not worn during competition by professional teams, players, coaches and managers. These products have been approved by each licensor to bear the league or team name and logo. Official products for a particular league may be similar to an authentic product for another league. Official products can also be designed by Starter's creative department to meet the particular need of the retailer and consumer.

Starter Brand Product

The remainder of the Company's products are branded apparel bearing only the Starter name, "S-and-Star" logo or other design. The Company believes that consumers will purchase Starter products as much for the quality and authenticity associated with the Starter brand name and logo as for the team names and logos appearing on the Company's traditional products. There can be no assurances that the branded products will be successful at the retail level.

Creative and Merchandising

Starter's Creative and Merchandising Departments include approximately 70 full-time employees and emphasize creativity and responsiveness to consumer preferences in the development of new products. The Creative and Merchandising Departments evaluate the designs in the marketplace and apply these in product development. The Company's design and marketing personnel frequently visit domestic and foreign markets and conduct market research to identify developing consumer trends and new product ideas. The Creative and Merchandising Departments seek input from many sources in the creative design process, including Starter's key customers and the Company's Sales and Marketing Departments as well as the leagues, colleges and universities.

The majority of Starter's products feature the colors and logos of professional and collegiate teams. Some products remain essentially unchanged from year to year. In developing a new licensed product, a prototype is manufactured for league review and approval. From time to time, the Company will also participate with certain teams and leagues in the design, creation and selection of logos and colors.

As part of product development, Starter encourages key customers to participate in the creation of product designed for their stores. These products may then be sold by that customer on an exclusive basis. Management believes the development of distinct product styles for select retailers allows for greater product differentiation among different stores in a given retail location.

License Agreements

Starter has agreements with the licensing agencies of all four of the major North American professional sports leagues: MLB, the NBA, the NFL and the NHL. The Company's licenses generally entitle it to use league and member team colors, symbols and logos. The Company negotiates separate licenses with the leagues for distribution of products internationally. In addition, the Company has negotiated agreements covering apparel for approximately 150 colleges and universities in North America as well as with the United States Olympic Committee. The large majority of Starter's licensed products are sold under non-exclusive licenses. Competition, in most cases, is limited by the number and kinds of licenses granted. The leagues classify licenses by product category and closely monitor the quality of each licensees' products.

All of the Company's licenses require a royalty to be paid based on a percentage of net sales. Royalties vary by product, though the Company believes all licensees in a product category pay the same royalty for that product to a particular league. Each licensee negotiates minimum royalty payments, the length of the contracts, and the terms of renewal options with each league. Starter's current agreements include royalty rates ranging from 6% to 15% for United States and foreign sales. These rates may be increased from time to time upon prior notice. Minimum payments are applied against royalty fees either over the term of a contract or annually, depending on the contract. In addition, the licensing arrangements generally require payments by the Company to certain promotional programs sponsored by the leagues.

The Company holds either a master license or several licenses with the exclusive agents of the leagues, covering the breadth of Starter products for both the United States market and abroad. Starter's existing licensing agreements with the leagues, have terms ranging from two to five years and expire at various times through July 31, 2001. The terms of renewal options are negotiated separately, and historically the Company's material licenses have been renewed. However, there can be no assurances that the Company will be able to renew its licenses or enter into comparable licensing agreements in the future or that additional large, well-financed companies will not enter or increase their participation in the league licensed apparel business.

As the Company seeks to increase market penetration, its success will depend, in part, on its ability to maintain its market share as new competitors emerge as well as to gain market share from established competitors. The Company believes that new product introductions play an important role in its continuing ability to compete. However, there can be no assurance that the Company will continue to be successful in introducing new products. Certain of the Company's material licensing arrangements are described below.

Major League Baseball. The Company entered into a contract for outerwear, activewear and printables that extends through 1999. The Company also has a contract for headwear through 1997. In addition, the Company is a member of the MLB Authentic Diamond Collection. The Company's licensing agreement with MLB began in 1979. The Company is the exclusive provider of on-the-field outerwear to MLB through 1998.

National Basketball Association. In August 1994, Starter entered into a three year licensing agreement with the NBA for the distribution of outerwear, activewear, printables and headwear, including being a member of the NBA Authentic line, expiring July 31, 1997. In January 1997 the Company entered two license agreements with the NBA; the first of which commences on August 1, 1997 and provides for the distribution of outerwear, activewear, printables and headwear as well as the NBA Authentic line, the second agreement grants the Company exclusive rights to the NBA championship t-shirt and hat. Both of these agreements expire on July 31, 2001.

National Football League. In April 1996, the Company entered into new licensing agreements with the NFL for distribution of outerwear, activewear, printables and headwear in the United States for a term expiring in 1999.

National Hockey League. In March 1993, Starter entered into license agreements with the NHL for distribution of outerwear, activewear, printables and headwear in the United States for terms expiring at various times through June 30, 1999, including the right to continue to participate in the NHL Center Ice program.

Colleges and Universities. The majority of the colleges and universities are licensed through the National Collegiate Athletic Association, the Licensing Resource Group, Inc., and the Collegiate Licensing Company. The Company has a number of licenses presently outstanding representing approximately 150 colleges and universities in North America. The terms of these licenses vary.

Marketing

Starter's marketing strategy is to promote its products by associating the Starter logo and designs with sports, leisure and entertainment lifestyles. Management believes a key ingredient in the success of Starter's marketing strategy is the Company's close promotional relationships with players, coaches, managers and league officials in all of the leagues. Generally, the term of these promotional relationships ranges from one to two years and the promotional fees paid by the Company vary depending upon the length of the relationship and the individual involved. Players, coaches and managers wearing Starter products provide visibility and reinforce the product's authentic quality. In the case of MLB, only Starter jackets, with the Company's logo featured prominently on the left sleeve, may be worn by players, coaches and managers on the field and in the bullpen. Examples of prominent athletes and coaches currently wearing Starter products are Emmitt Smith (NFL MVP, All-Pro, Super Bowl MVP, three-time Super Bowl Champion Dallas Cowboys), Cal Ripkin, Jr. (MLB MVP MLB All-Star Baltimore Orioles), Mark Messier (NHL MVP, NHL All Star New York Rangers), Damon Stoudamire (NBA Rookie of the Year Toronto Raptors) and Jaromir Jagr, (NHL Scoring Champion, NHL All-Star, Pittsburgh Penguins).

The Company advertises its licensed and branded products in the national media, including television, trade publications, newspapers and magazines, such as Sports Illustrated, Sports Illustrated for Kids and VIBE. The Company's advertising is seasonal in both the print and television media, with minimal advertising in the summer. Starter also promotes its products through donations to sports teams as well as through the use of point-of-sale promotional materials. In addition, Starter is actively involved in community and educational programs, such as the JC Penney/Starter Take A NFL Player to School, various local football clinics and the school partnership program.

Starter also benefits from the many celebrities on television and in films wearing Starter products. From hats to jackets, Starter apparel has appeared in top-rated television programs such as Friends, ER, Seinfeld, The Drew Carey Show, Dave's World, Suddenly Susan, and NYPD Blue, and in major motion pictures such as Forget Paris (Billy Crystal), Sudden Impact (Jean-Claude Van Damme), Dangerous Minds (Michelle Pfeiffer), Eddie (Whoopi Goldberg) and Jerry Maguire (Tom Cruise).

Sales and Distribution

United States Distribution. Approximately 90% of Starter's net sales for the fiscal years ended 1996, 1995 and 1994 were to approximately 400 accounts, including sporting and licensed goods stores and selected department stores. The Company also distributes its products through military PX stores and college bookstores.

Net sales to JC Penney totalled 14%, 11% and 13% of net sales for the years ended 1996, 1995 and 1994, respectively. In addition, the Kinney Group, which is owned by F.W. Woolworth, and includes Foot Locker, Kids Foot Locker, Lady Foot Locker, Foot Locker Europe, Going to the Game, Champs Sports and Athletic X-Press, accounts for a significant portion of Starter's net sales (5%, 10% and 19% for the years ended 1996, 1995 and 1994, respectively). The Company does not view the Kinney Group as a single account since each group of sport specialty stores makes independent buying decisions, nevertheless, Kinney Group is the single payor for sales to these stores. No other single customer accounted for more than 10% of net sales in the years ended 1996, 1995 and 1994. The Company's ten largest accounts represented approximately 33%, 33% and 44% of total net sales for the years ended 1996, 1995 and 1994, respectively.

Starter sells its products in the United States primarily through 9 independent sales representative organizations with approximately 70 domestic retail sales representatives, with some direct sales for major accounts. The Company maintains a regional sales manager for each geographic region of the United States to monitor these sales representatives. Regional and national sales meetings are held during the course of the year.

International Distribution. Approximately $25 million of Starter's 1996, 1995 and 1994 net sales was attributable to international sales as follows:

                                        1996           1995           1994
                                        ----           ----           ----

Western Europe                      $23,000,000    $21,200,000     $21,700,000

Other (Primarily Pacific
  Rim and Australasia)              $ 2,000,000    $ 3,800,000     $ 3,300,000
                                    -----------    -----------     -----------

                                    $25,000,000    $25,000,000     $25,000,000
                                    ===========    ===========     ===========

All international sales are denominated in U.S. dollars. The Company believes that international markets may be a source of future growth due to the appeal of popular American sports apparel and the increasing awareness of American professional sports abroad. However, there can be no assurance that such growth will be achieved.

The Company currently has exclusive distribution arrangements with one distributor in Canada and thirteen distributors or licensees in Europe, the Pacific Rim and Australasia, all of whom buy products directly from Starter or from contractors approved by Starter. Starter requires its distributors or licensees to purchase products only from Starter (or approved manufacturers) to ensure that the Company's quality standards are maintained.

Foreign Operations

A substantial portion of the Company's products are manufactured by over 100 independent contractors located in foreign countries. In certain of the countries, the Company deals through one or more independent agents. The Company has an office in Hong Kong to help ensure quality control and to assist in the sourcing and purchasing of the product. The Company's contracts require delivery of products to the Company's international freight forwarder, who arranges for shipment to the Company. The Company's import operations are subject to constraints imposed by bilateral textile agreements. Bilateral textile agreements, which are trade agreements between the United States and various foreign nations, impose quotas on imported apparel products from such nations. Although the Company does not regard these agreements as normally limiting the size of the Company's operations, the Company may be adversely affected to varying degrees in a specified period by the exhaustion, cut-back or reallocation of any supplier country's quota relating to a category of goods. In addition, the Company's operations may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's contractors and suppliers are located, the imposition of additional regulations relating to imports, or duties, taxes or other charges on imports. The Company is unable to predict whether any additional regulations, duties, taxes, quotas or other charges may be imposed on the importation of its products. The imposition of any of these items could result in increases in the cost of such imports and affect the sales or profitability of the Company. In addition, the inability of a manufacturer to ship some or all of the Company's orders in a timely manner could adversely affect the Company's ability to deliver products to its customers on time. Delays in delivery could result in missing certain retailing seasons with respect to some or all of the Company's products or could otherwise adversely affect the Company. All of the Company's products manufactured abroad are paid for in U.S. dollars. Accordingly, the Company does not currently engage in any currency hedging transactions.

Quality Control

Starter maintains a quality control and assurance program and utilizes internal and independent sourcing agents as part thereof. These agents engage their own quality control program staffs who monitor compliance with Starter product specifications. Starter monitors quality through site visits by its own personnel to the manufacturers from whom it sources products.

The independent sourcing agents retain responsibility for all products that do not meet Starter's specifications. Prior to shipment, inspection certificates are issued by the agents which indicate that the products have been inspected and found to be in conformity with the order. Products which are manufactured in foreign countries are tested to meet United States customs import requirements by the foreign manufacturers prior to shipment, and the results of such tests, along with samples of each product style, are sent to the Company. Upon arrival in Starter's distribution centers, a sampling of the products is inspected by Starter personnel prior to distribution and the cost of defective goods, if any, may be charged back to the vendor.

Trademarks and Patents

Starter believes that an integral part of its strength is its ability to capitalize on the "Starter" and "S-and-Star" trademarks, which are registered in the United States and many foreign countries. Recognized in the United States, these registered trademarks are important to the success of the Company's products.

Environmental

Given the nature of the Company's operations (the manufacture and distribution of finished clothing products), the Company's facilities are not subject to extensive environmental regulation in comparison to other industries. The Company's facilities have permits for the discharge of waste water as required by the Clean Water Act. Other laws that could apply to the Company include federal air, solid and hazardous waste reporting laws and regulations, including the Resource Conversation and Recovery Act, 42 U.S.C. Section 6901 et seq., and the Emergency Planning and Community Right-to-Know Act as well as related state statutes. However, the Company's operations to date do not require the Company to obtain permits under these or other environmental statutes.

Competition

The licensed apparel industry is competitive in the United States and on a worldwide basis. The industry has experienced significant growth during the past ten years, and such growth has been accompanied by an increase in competition.

The Company experiences substantial competition in most of its product categories from a number of well established companies, some of which have greater financial resources and manufacturing capabilities than the Company. The Company's primary competitors vary among product lines and include Champion Products, Fruit of the Loom, The Game, Logo 7, Nike Inc., Reebok International, Ltd., Russell Corporation, Salem Sportswear, Sports Specialties and VF Corporation. The Company has been advised by certain customers that certain competitors have attempted to increase market share by selling products at lower price points than those for which the Company's products are sold. In addition, certain competitors have increased marketing efforts in an attempt to increase brand recognition. Starter differentiates products on the basis of price, quality, style and distribution channels. The quality of the Company's products and consumer recognition of the brand and logo ("S-and-Star") is important for the Company to remain a leading licensee of the major professional sports leagues as well as many colleges and universities. Increased competition by existing and future competitors could result in reductions in sales and prices of Company products and could materially adversely affect the Company's profitability.

Employees

The Company had approximately 1,100 employees at December 31, 1996. Management considers its relationship with its employees to be good. None of the Company's employees are represented by a union. The Company has never experienced a work stoppage.

ITEM 2.  Properties

Following is a summary of the principal properties owned or leased by the Company. The Company's leases expire at various times through 2008.

                             Corporate Headquarters

               New Haven, Connecticut (2 locations) - one owned (220,000 square feet) and one leased (30,000 square feet).

                   Manufacturing and Distribution Facilities

               Pensacola, Florida - leased, 100,000 square feet (inactive) Memphis, Tennessee - leased, 450,000 square feet
               Century, Florida - owned, 40,000 square feet (inactive) Cedar Rapids, Iowa - leased 250,000 square feet

ITEM 3.  Legal Proceedings

On September 30, 1994, a consolidated and amended class action complaint entitled In re: Starter Corporation Securities Litigation was filed in the United States District Court for the Southern District of New York against the Company, David A. Beckerman, John C. Warfel, Mark G. Sklarz, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Shearson Lehman Brothers, Inc. purportedly on behalf of those persons who purchased the Company's common stock during the period from April 8, 1993 through January 26, 1994 (the "Class Period"). The complaint, superseded and consolidated the putative class action lawsuits entitled Richman v. Starter Corporation (filed on February 3, 1994 in the United States District Court for the District of Connecticut), Kassover v. Starter Corporation (filed on February 4, 1994 in the United States District Court for the Southern District of New York) and Rutherford v. Starter Corporation (filed on August 8, 1994 in the United States District Court for the Southern District of New York), alleged, among other things, that the defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. Specifically, the complaint alleged that the defendants artificially inflated the market price of the Company's common stock during the Class

Period by making material misrepresentations and failing to disclose material adverse facts concerning the Company's anticipated financial results, productivity and growth, its quota status, subcontractor production and distribution, the level and nature of its inventories, its capabilities to meet consumer and retailer demand for its products, and the Company's intended acquisition of certain First Pick stores. The complaint seeks an unspecified amount of monetary damages, including, among other things, prejudgment interest, legal fees, expert fees and costs and disbursements. The Company's Motion to Dismiss was granted by the District Court. On August 20, 1996, the plaintiffs appealed this ruling. On March 17, 1997 the Court of Appeals dismissed the appeal due to plaintiff's failure to adhere to the Court's scheduling order.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the 1996 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is listed on the New York Stock Exchange and trades under the symbol STA. At March 20, 1997, there were 1,533 holders of record of the Company's common stock.

The high and low sales price for each quarter during the last two years follows:

                                1996                    1995
                          High         Low        High           Low
                        --------------------------------------------
First Quarter           $8 3/8      $5 3/8      $11 1/2           $7
Second Quarter           9 3/4           8       11 1/8        7 1/2
Third Quarter            8 7/8       5 5/8        8 1/4        6 5/8
Fourth Quarter           6 1/2       5 1/4        8 1/8        6 3/8

The Company has not paid dividends to stockholders since it completed its initial public offering in April 1993 ("the IPO") and does not have any plans to pay dividends in the foreseeable future.

ITEM 6. Selected Financial Data

The following information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statement of Operations Data:

                                           Year Ended December 31,
                            ----------------------------------------------------
                              1996       1995       1994(1)     1993        1992
                              ----       ----       ----        ----        ----
                                    (in thousands, except per share data)

Net sales                 $ 405,961  $ 363,412  $ 377,765   $ 359,854  $ 282,691
Income (loss)
from operations               8,333      7,243     (5,452)     43,651     34,865
Income (loss) before
income taxes and
extraordinary items           3,132      2,288     (9,731)     40,101     28,823
Income (loss) before
extraordinary items           1,877      1,223     (4,819)     28,568     25,202
Net income (loss)             1,877      1,223     (4,819)     25,255     25,202
Net income (loss)
per share(2)              $     .07  $     .05     $ (.18)

Balance Sheet Data:

                                                     At December 31,
                              -----------------------------------------------------------------
                              1996           1995            1994           1993           1992
                              ----           ----            ----           ----           ----
                                                        (in thousands)

Working capital          $  73,183      $  71,826       $  71,716      $  82,248      $  54,621

Total assets               188,895        167,686         195,521        156,572        108,587

Long-term debt               5,852          7,828           9,582         11,463         31,003

Total liabilities           85,642         72,843         102,011         58,354         76,487

Stockholders' equity       103,253         94,843          93,510         98,218         32,100

Distributions (3)                                                         38,424          9,846

----------

(1) The net loss for the year is primarily the result of third and fourth quarter write-downs related to inventory, as well as an accrual for royalties and commissions. These write-downs were primarily due to inventory purchases which did not result in sales, primarily due to the suspension of play by Major League Baseball, the delay in the beginning of the National Hockey League season and a warmer than normal winter.

(2) Earnings per share is not presented for 1993 and 1992 since such data is not meaningful due to the Company's change in income tax status and new capital structure during 1993, as a result of the termination of S Corporation election for federal income tax purposes and the IPO.

(3) Distributions to stockholders are primarily the accumulated earnings during the S Corporation period. The Company has not paid dividends to stockholders since it completed the IPO and the Company does not have any plans to pay dividends in the foreseeable future.

ITEM 7

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

The Company's business is vulnerable to a number of factors beyond its control. These include: (1) player strikes, (2) owner lockouts, (3) work stoppages, (4) the granting of additional licenses to competitors, some of which licensees have greater financial resources and manufacturing capabilities than the Company, and
(5) changes in consumer tastes and enthusiasm for spectator sports. The Company's business can also be affected by other matters which impact the retail marketplace, including increased credit and inventory exposure, consolidation and resulting decline in the number of retailers and other cyclical economic factors. The Company seeks to minimize inventory exposure by encouraging retailers to place orders five to six months in advance of the date products are scheduled to be delivered. This provides the Company with better information to purchase product for its reorder business.

A substantial portion of the Company's products are manufactured through arrangements with independent contractors located in foreign countries. In addition, the Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. The agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. The Company's operations may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's contractors and suppliers are located, the imposition of additional regulations relating to imports or duties, taxes, quotas and other charges on imports. The Company is unable to predict whether any additional regulations, duties, taxes, quotas or other charges may be imposed on the importation of its products. The assessment of any of these items could result in increases in the cost of such imports and affect the sales or profitability of the Company. In addition, the failure of one or more manufacturers to ship some or all of the Company's orders could impact the Company's ability to deliver products to its customers on time. Delays in delivery could result in missing certain retailing seasons with respect to some or all of the Company's products or could otherwise adversely affect the Company.

RESULTS OF OPERATIONS

On August 9, 1996, Starter Galt, Inc., a wholly-owned subsidiary of the Company, purchased substantially all of the assets and assumed all recorded liabilities of Galt Sand Company and its subsidiaries ("Galt"). Galt is engaged in the wholesale apparel business and operates 18 factory outlet stores. The discussion below relates to the results of operations of the Company on a historical basis for the years ended December 31, 1996, 1995 and 1994 (including the results of Galt's operations since August 9, 1996).

                                                      Year Ended December 31
                                                     1996      1995      1994
                                                   --------------------------

Net sales                                             100%      100%      100%

Cost of sales                                       (68.6)    (68.3)    (70.2)
                                                    ------    ------    ------

Gross profit                                         31.4      31.7      29.8

Royalty income                                         .9        .8       1.1

Selling, general and
  administrative expenses                           (30.0)    (30.5)    (32.3)

Restructuring charge                                  (.2)
                                                    ------    ------    ------

Income (loss) from
  operations                                          2.1       2.0      (1.4)

Other income (expense)                                 .1        .1      ----

Interest expense                                     (1.4)     (1.5)     (1.1)
                                                    ------    ------    ------

Income (loss) before
  income taxes                                         .8        .6      (2.5)

Income (taxes) benefit                                (.3)      (.3)      1.3
                                                    ------    ------    ------

Income (loss)                                          .5%       .3%     (1.2)%
                                                    ======    ======    ======

1996 Compared to 1995

Net sales increased 11.7% to $406.0 million in 1996 as compared to $363.4 in 1995. The increase is primarily related to Galt, which had sales of $28.0 million since August 9, 1996. Exclusive of Galt, net sales increased $14.5 million, or 4.0%, during 1996, primarily driven by increased STARTER Brand sales of $7.7 million and increased licensed sales of $6.8 million. The increase in net sales is due to increased volume, which is consistent throughout each product category.

Gross profit for 1996 was $127.3 million, or 31.4% of net sales, as compared to $115.2 million, or 31.7% of net sales, in 1995. The gross profit margin was reduced by 2.7% and 2.9% in 1996 and 1995, respectively, by the disposition of excess inventory at prices equal to or below cost. The gross margin in 1996 was also impacted by increased distribution costs of .6% as a result of additional personnel needed at the Company's Memphis distribution facility to handle the peak season requirements of retail customers. The Company's ability to maintain and/or improve margins in the future will depend, to a large extent, on the factors previously discussed.

Royalty income for 1996 was $3.4 million as compared to $3.1 million in 1995. The increase is primarily related to increased domestic licensees offset by reduced royalties from international distributors.

Selling, general and administrative expenses for 1996 were $121.7 million, or 30% of net sales, as compared to $111.0 million, or 30.5% of net sales, in 1995. Galt's selling, general and administrative expenses since August 9, 1996 were $4.9 million, or 1.2% of net sales.

Excluding the impact of Galt, selling, general and administrative expenses in 1996 were $116.8 million, or 30.9% of net sales. The increased selling, general and administrative expenses are primarily related to higher royalties, commissions and employee compensation. Royalties and commissions increased to 11.8% of net sales in 1996 as compared to 11% of net sales in 1995. The increase as a percent of net sales is primarily related to the 1995 amounts having been reduced by the utilization of reserves established for the sale of inventory below cost. Salaries and wages increased to 4.3% of net sales in 1996 from 3.8% of net sales in 1995 primarily as a result of the annualized effect related to senior and middle management additions throughout 1995. The increased royalties, commissions, salaries and wages were offset by decreased sales and marketing costs.

Interest expense in 1996 increased to $5.6 million from $5.3 million in 1995, primarily due to increased overall borrowings necessary to finance operations.

1995 compared to 1994

Net sales for 1995 were $363.4 million as compared to $377.8 million in 1994, a 3.8% decrease. Licensed product sales of $335.9 million decreased 5.5% in 1995, while sales of STARTER branded products increased 23.8% to $27.5 million in 1995. The decrease in sales for 1995 was partially attributable to the carryover effect of the various leagues' labor disputes, proposed and actual team moves, coupled with a general slowdown and consolidation at the retail level.

By product category, the decrease in sales during 1995 was primarily attributable to decreased sales of outerwear and accessories. These decreases were substantially offset by improved volume and higher prices of activewear and printables. During 1995, activewear sales increased 38.3% to $90.8 million primarily as a result of the increasing popularity of the Company's jersey line. Printable sales during 1995 increased 50% to $45.4 million primarily as a result of increased sales associated with the resumption of play in Major League Baseball. Outlet Store sales increased 72.2% to $15.5 million in 1995 as a result of: (1) opening seven additional stores during 1995, (2) the full year effect of three stores opened in the prior year; and (3) an increase in comparable stores' sales of 12.5%.

Gross profit for 1995 was $115.1 million, or 31.7% of net sales, as compared to $112.4 million, or 29.8%, in 1994. Margins were impacted in 1995 and 1994 primarily as a result of writing down certain inventory in 1994 ($14 million, or 3.7% of net sales) and its subsequent disposition in 1995. Excluding these items which were sold at depressed margins in 1995, the margins in 1995 and 1994 would have been 34.6% and 33.5%, respectively, reflecting improved selling prices of the activewear and printable product categories.

Royalty income for 1995 was $3.1 million as compared to $4.1 million in 1994. The decrease in 1995 is primarily attributable to the termination of a footwear license in the third quarter of 1994 ($.7 million) and reduced royalties from the Company's distributor in Canada ($.3 million).

Selling, general and administrative expenses in 1995 were $111.0 million, or 30.5% of net sales, as compared to $121.9 million, or 32.2% of net sales, in 1994. The decrease is primarily attributable to decreased selling costs (royalties and commissions) and professional fees, partially mitigated by increased wages and Outlet Store expenses. Royalties and commissions decreased to 11.0% of net sales in 1995 as compared to 13.0% of net sales in 1994. In 1994 the Company accrued royalties and commissions associated with the inventory which was written down (1.6% of net sales), to fully reflect the reasonably predictable costs associated with its disposal. Royalties paid to licensing agencies and commissions would have been approximately 11.6% of net sales in both years, excluding the effect of excess inventory. Salaries and wages increased to 3.8% of net sales from 3.0% of net sales in 1994 primarily related to the additions of senior and middle management personnel. Outlet Store expenses increased to 1.5% of net sales in 1995 as compared to .8% of net sales in 1994 primarily as a result of the increase in stores to 14 at December 31, 1995, from 7 at December 31, 1994. Professional fees decreased from 1.4% of net sales in 1994 to .7% of net sales in 1995, due in part to the establishment of an in-house legal department.

Interest expense increased to $5.3 million in 1995, from $4.2 million in 1994, primarily related to the higher borrowings needed to finance operations during the first eight months of 1995, as well as higher effective borrowing rates in 1995.

Liquidity and Capital Resources

The Company's working capital as of December 31, 1996 was $73.2 million as compared to $71.8 million at December 31, 1995. Accounts receivable increased approximately $11.3 million primarily as a result of a $34.2 million increase in sales during the fourth quarter of 1996 as compared to the fourth quarter of 1995. Increased inventory levels of $15.5 million result from the Company's acquisition of Galt and management's belief that the Company needs undecorated inventories to fill "at once" customer orders. Increased notes and accounts payable of $18.6 million were attributable to the financing of such increased inventory levels as well as the assumption of debt assumed in connection with the Galt acquisition.

Capital expenditures of $2.3 million in 1996 were primarily related to the expansion of the Company's corporate facilities and the addition of 4 outlet stores. The Company does not have any material commitments for capital expenditures in the foreseeable future.

As discussed in note 5 to the consolidated financial statements, the Company has received a commitment letter, subject to usual and customary conditions, from its lending banks to change its existing credit facility. The Company believes that it will comply with the conditions of the commitment letter and expects to finalize the new agreement in the second quarter of 1997. Cash generated from operations, together with the Company's existing and committed revolving credit agreements, is expected, under current conditions, to be sufficient to finance the Company's planned operations in 1997.

ITEM 8. Consolidated Financial Statements and Supplementary Data

                        Report of Independent Auditors

Board of Directors and Stockholders
Starter Corporation

We have audited the accompanying consolidated balance sheets of Starter Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Starter Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               Ernst & Young LLP

Hartford, Connecticut
February 5, 1997, except as to the first paragraph of Note 5 as to which the date is March 27, 1997.

                              STARTER Corporation
                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                December 31
                                                              1996        1995
                                                              ----        ----
Assets

Current assets:
Cash and cash equivalents                                   $  2,995    $  4,506
Accounts receivable, trade, less allowance for
    doubtful accounts of $3,800                               55,910      44,564
Inventories                                                   76,964      61,460
Prepaid expenses and other assets                              8,539      16,682
Deferred income taxes                                          8,565       9,629
                                                            --------    --------
Total current assets                                         152,973     136,841

Property, plant and equipment, net
Land and buildings                                            14,003      12,835
Machinery and equipment                                       18,412      16,268
Leasehold improvements                                         3,619       3,376
                                                            --------    --------
                                                              36,034      32,479

Less accumulated depreciation                                  8,095       6,159
                                                            --------    --------
                                                              27,939      26,320
Other assets
Other assets                                                   5,053       2,640
Deferred income taxes                                          1,568         523
Other investments                                              1,362       1,362
                                                            --------    --------
Total other assets                                             7,983       4,525
                                                            --------    --------

Total assets                                                $188,895    $167,686
                                                            ========    ========

                              STARTER Corporation
                    Consolidated Balance Sheets (continued)
                       (in thousands, except share data)

                                                                 December 31
                                                              1996        1995
                                                              ----        ----

Liabilities and stockholders' equity

Current liabilities:
Notes payable to banks under revolving credit facility       $ 34,666   $ 21,729
Accounts payable                                               14,218      8,585
Accrued licensing fees                                          6,166      7,517
Accrued expenses                                               15,508     17,743
Accrued advertising                                             7,381      7,692
Current portion of long-term debt                               1,851      1,749
                                                             --------   --------
Total current liabilities                                      79,790     65,015

Long-term debt, less current portion                            5,852      7,828

Stockholders' equity
Convertible preferred stock ($.01 par value) 5,000,000
    authorized shares, 408,164 shares issued at
    December 31, 1995                                                          4

Common stock ($.01 par value) 50,000,000 shares
    authorized; issued 27,708,146 at
    December 31, 1996
    and 26,425,643 at December 31, 1995                           277        264

Additional paid-in capital                                     81,657     75,133
Retained earnings                                              21,319     19,442
                                                             --------   --------

Total stockholders' equity                                    103,253     94,843
                                                             --------   --------

Total liabilities and stockholders' equity                   $188,895   $167,686
                                                             ========   ========

See accompanying notes.

                               STARTER Corporation
                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                  Year Ended December 31
                                              1996        1995        1994
                                              ----        ----        ----

Net sales                                  $ 405,961   $ 363,412   $ 377,765
Cost of sales                                278,651     248,290     265,370
                                           ---------   ---------   ---------
                                             127,310     115,122     112,395
Royalty income                                 3,449       3,122       4,065
Selling, general and
  administrative expenses                   (121,686)   (111,001)   (121,912)
Restructuring costs                             (740)
                                           ---------   ---------   ---------

Income (loss) from operations                  8,333       7,243      (5,452)

Other income (expense)                           446         304         (65)
Interest expense                              (5,647)     (5,259)     (4,214)
                                           ---------   ---------   ---------

Income (loss) before income taxes              3,132       2,288      (9,731)

Income taxes (benefit)                         1,255       1,065      (4,912)
                                           ---------   ---------   ---------

Net income (loss)                          $   1,877   $   1,223   $  (4,819)
                                           =========   =========   =========

Common equivalent shares
  outstanding                                 27,200      26,826      26,819
                                           =========   =========   =========

Income (loss) per share                    $     .07   $     .05   ($    .18)
                                           =========   =========   =========

See accompanying notes.

                               STARTER Corporation
                 Consolidated Statements of Stockholders' Equity
                        (in thousands, except share data)

                               Convertible                   Convertible               Additional                           Total
                                 Preferred         Common      Preferred      Common      Paid-In        Retained    Stockholders'
                                    Shares         Shares          Stock       Stock      Capital        Earnings          Equity
                                    ------         ------          -----       -----      -------      ---------           ------

Balance, January 1, 1994           408,164     26,401,262            $4         $264     $74,912          $23,038         $98,218
Issuance of Common Stock                            9,349                                    111                              111
Net loss                                                                                                   (4,819)         (4,819)
                                   -------     ----------            --         ----     -------          -------         -------

Balance, December 31, 1994         408,164     26,410,611             4          264      75,023           18,219          93,510
Issuance of Common Stock                           15,032                                    110                              110
Net income                                                                                                  1,223           1,223
                                   -------     ----------            --         ----     -------          -------         -------

Balance, December 31, 1995         408,164     26,425,643             4          264      75,133           19,442          94,843
Issuance of Common Stock                          874,339                          9       6,524                            6,533
Conversion of preferred stock     (408,164)       408,164            (4)           4
Net income                                                                                                  1,877           1,877
                                   -------     ----------            --         ----     -------          -------         -------
Balance, December 31, 1996               0     27,708,146            $0         $277     $81,657          $21,319        $103,253
                                   =======     ==========            ==         ====     =======          =======         =======

See accompanying notes.

                               STARTER Corporation
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                 Year Ended December 31
                                                              1996       1995       1994
                                                              ----       ----       ----
Cash flows from operating activities
Net income (loss)                                           $  1,877   $  1,223   $ (4,819)
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
  Depreciation and amortization                                3,479      2,770      2,127
  Provision for bad debts                                      2,200      1,037      1,264
  Deferred income tax (benefit)                                2,529      6,857    (11,043)
Changes in operating assets and liabilities:
     Accounts receivable                                     (11,074)     6,957     (4,441)
     Inventories                                                 408     15,743    (18,186)
     Prepaid expenses and other assets                         8,567     (3,665)    (5,122)
     Accounts payable and accrued expenses                    (5,550)    (9,390)    16,735
                                                            --------   --------   --------
Net cash provided (used) by operating activities               2,436     21,532    (23,485)

Cash flows from investing activities
  Purchase of property, plant and equipment                   (2,275)    (2,147)    (5,036)
  Other, net                                                    (527)      (690)      (818)
                                                            --------   --------   --------
Net cash used by investing activities                         (2,802)    (2,837)    (5,854)

Cash flows from financing activities
  Repayment of long-term borrowings                           (1,874)    (1,849)    (1,954)
  Net borrowings (repayments) on credit
    arrangements                                                 596    (17,929)    28,947
  Net proceeds from sale of common stock                         133        110         33
                                                            --------   --------   --------

Net cash (used) provided by financing activities              (1,145)   (19,668)    27,026
                                                            --------   --------   --------

  Net decrease in cash                                        (1,511)      (973)    (2,313)
  Cash and cash equivalents-beginning of year                  4,506      5,479      7,792
                                                            --------   --------   --------
Cash and cash equivalents-end of year                       $  2,995   $  4,506   $  5,479
                                                            ========   ========   ========

Supplemental disclosures:
Income taxes paid                                           $  2,142   $    767   $  7,037
Interest paid                                               $  5,073   $  5,597   $  3,675

See accompanying notes.

                              STARTER Corporation
                  Notes to Consolidated Financial Statements
                               December 31, 1996

1. Summary of Significant Accounting Policies

Nature of Business

The Company manufactures, imports and sells apparel to retailers (and to a lesser extent distributors) primarily throughout the United States and various other countries. A substantial portion of this apparel bears the names, logos and insignias of sports teams and leagues under licenses granted by professional sports leagues, colleges and universities in North America. The Company's business is seasonal with higher sales generally reported in the second half of the year due to the higher price points of the Company's insulated outerwear, which is principally sold during the fall and holiday seasons. The Company's business is vulnerable to a number of factors beyond its control. These include
(1) player strikes, (2) owner lockouts, (3) the grant of licenses to competitors, some of which may be larger, and (4) changes in consumer tastes and enthusiasm for spectator sports. The Company's business can also be affected by other matters which impact the retail marketplace, including increased credit and inventory exposure, consolidation and resulting decline in the number of retailers and other cyclical economic factors. The Company seeks to minimize inventory exposure by encouraging retailers to place orders five to six months in advance of the date products are scheduled to be delivered.

A substantial portion of the Company's products are manufactured through arrangements with independent contractors located in foreign countries. In addition, the Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. The Company's operations may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's contractors and suppliers are located, the imposition of additional regulations relating to imports or duties, taxes, quotas and other charges on imports. The Company is unable to predict whether any additional regulations, duties, taxes, quotas or other charges may be imposed on the importation of its products. The assessment of any of these items could result in increases in the cost of such imports and affect sales and profitability. In addition, the failure of manufacturers to ship some or all of the Company's orders on time could impact the Company's ability to deliver products to its customers. Delays in delivery could result in missing certain retailing seasons with respect to some or all of the Company's products or could otherwise adversely affect the Company.

Basis of Presentation

The consolidated financial statements include the accounts of Starter Corporation (the "Company") and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions are eliminated in the consolidated financial statements.

                               STARTER Corporation
             Notes to Consolidated Financial Statements (continued)

Basis of Presentation (continued)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management believes that the estimates and related assumptions used in the preparation of these financial statements are appropriate, actual results could differ from those estimates.

Cash and Cash Equivalents

Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents.

Inventories

In 1996, the Company changed to the first-in, first-out (FIFO) method of accounting for inventories from the last-in, first-out (LIFO) method primarily because the carrying costs of inventories had declined below the LIFO values and are not expected to increase above LIFO values in the foreseeable future. The change did not have an impact on results of operations in 1996. Inventory costs did not differ significantly under the LIFO method when compared to the FIFO method for the periods presented in the accompanying financial statements.

Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost. Depreciation is computed using a combination of straight-line and accelerated methods for both financial and tax reporting based on estimated useful lives. Depreciation expense was $2,787,000, $2,278,000 and $1,584,000 for years ended December 31, 1996, 1995 and 1994, respectively.

Income Taxes

Deferred income taxes are provided for differences between the income tax and financial reporting bases of assets and liabilities at the statutory tax rates that are anticipated to be in effect when the differences are expected to reverse.

Stock Based Compensation

The Company generally grants stock options for a fixed number of shares to key employees and directors with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. The Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation ("FAS 123"), effective for years beginning after December 15, 1995. Under the provisions of

                               STARTER Corporation
             Notes to Consolidated Financial Statements (continued)

Stock Based Compensation (continued)

this accounting standard, the Company is not required to change its method of accounting for stock based compensation. Had the Company adopted FAS 123, the impact on net income and income per share would not have been significant.

Earnings (loss) Per Share

Earnings (loss) per share amounts are based upon the weighted average number of shares of common stock and common stock equivalents outstanding under the treasury stock method.

Advertising and Promotion Expense

Production costs of future media advertising are deferred until the advertising occurs. Total advertising and promotional expenses were $26,100,000, $29,200,000 and $32,100,000 for 1996, 1995 and 1994, respectively.

Reclassifications

Certain prior years amounts have been reclassified to conform to the current year presentation.

2. Acquisition of Galt Sand Company and Subsidiaries

On August 9, 1996, Starter Galt, Inc., a wholly-owned subsidiary of the Company, purchased substantially all of the assets and assumed all recorded liabilities of Galt Sand Company and its wholly-owned subsidiaries, Galt Shop Company, Danaggers Company and Galt Sand Canada, Inc. (collectively, "Galt"), for approximately $8,000,000 subject to certain purchase price adjustments as defined. Galt is engaged in the wholesale apparel business and operates 18 factory outlet stores. The Company accounted for the acquisition as a purchase and, accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their fair values. The fair values of the acquired assets and assumed liabilities were $23,496,000 and $19,627,000, respectively. The excess of cost over fair value of net assets acquired is being amortized over 15 years. The purchase price, which is subject to certain adjustments as defined in the asset purchase and sale agreement, was paid through the issuance of 1,066,666.67 shares of the Company's common stock, based upon the closing price ($7.50) of the Company's stock on July 25, 1996. In accordance with the asset purchase and sale agreement, 20% of the 1,066,666.67 shares issued are being held in escrow pending the final settlement of the purchase price. The consolidated financial statements have been prepared assuming the purchase price was $6,400,000 which equals the value of shares (853,333.33) delivered to Galt on the closing date. Additional shares which have a value (based upon the July 25, 1996 closing price) of $2,100,000 are issuable in 1997 if net worth requirements, as defined, are met. The operating results of Galt from the date of acquisition have been included in the consolidated statements of operations from the date of acquisition. The following pro forma unaudited consolidated

                               STARTER Corporation
             Notes to Consolidated Financial Statements (continued)

2. Acquisition of Galt Sand Company and Subsidiaries (continued)

operating results of the Company and Galt have been prepared as if the acquisition had been made at the beginning of the periods presented and include pro forma adjustments to exclude costs associated with the elimination of certain outlet stores and costs associated with the closure of a duplicate facility. In addition, the pro forma information includes adjustments to reflect amortization of goodwill and revised financing arrangements.
                                                      Year Ended
                                                      December 31
                                                    1996        1995
                                                    ----        ----
                                         (in thousands, except per share data)

Net sales                                         $417,953    $416,375

Net loss                                            (1,336)       (697)

Net loss per share                                   ($.05)      ($.03)

These results are not necessarily indicative of the results of operations of the combined companies had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

3. Inventories

Inventories are as follows (in thousands):
                                                       December 31
                                                  1996              1995
                                                  ----              ----

Raw materials                                   $ 16,580          $ 12,073
Finished goods                                    60,384            49,387
                                                --------          --------
                                                $ 76,964          $ 61,460
                                                ========          ========

4.     Benefit Plans

The Company maintains two defined contribution plans which cover substantially all employees who have completed six months of service with the Company. Participants may contribute to a 401(K) savings plan a percentage of compensation up to the maximum allowed by the Internal Revenue Code. The plan provides for a matching contribution by the Company. In addition, the Company may make contributions to an employee profit sharing plan at the discretion of the

                               STARTER Corporation
             Notes to Consolidated Financial Statements (continued)

4. Benefit Plans (continued)

Board of Directors. Company contributions to the plans were $668,000, $465,000 and $354,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

5. Credit Arrangements

The Company has a $145 million secured revolving credit facility (the "credit facility") with banks which provides for seasonal overadvances up to an additional $30 million from April 15 through October 15. Borrowings under the credit facility are subject to various limitations based upon eligible receivables and inventory, as defined. The credit facility, which expires on May 31, 1998, is secured by substantially all of the Company's assets. Amounts outstanding on the credit facility accrue interest at either the banks' base lending rate (8.25% at December 31, 1996) or a rate which can range from 1.0 to
2.25 percentage points per annum above the banks' LIBOR rate (7.6875% at December 31, 1996) at the Company's option. The Company is required to pay an annual fee which can range from .25 to .50 percentage points on the credit facility. The credit facility contains provisions regarding maintenance of working capital, net worth and interest coverage. The credit facility also places restrictions on the payment of dividends, distributions, capital expenditures, other financing obligations and acquisitions of other entities. On March 27, 1997, the Company received a commitment letter from the banks, subject to usual and customary conditions, agreeing to the Company's request to change the credit facility including provisions, among others, for the reduction of the facility to $125 million, increase in the seasonal overadvances to $35 million, and relaxation of overly restrictive and not reasonably attainable financial covenants.

At December 31, 1996, $34,666,000 is outstanding under this facility, $20,647,000 has been committed for vendors' orders for which the Company will become liable at the time these orders are shipped, and $39,447,000 is available for additional borrowing.

The weighted average interest rate on short-term borrowings outstanding at December 31, 1996 and 1995 was 7.73% and 7.66%, respectively.

A summary of long-term debt follows (in thousands):
                                                             December 31
                                                        1996              1995
                                                        ----              ----
4.5% to 8.5% secured term loans,
  due in varying monthly installments
  through 2012                                        $  703            $  752

7.70% secured term loan, requiring annual
  payments of $1,500 through 1998                      3,000             4,625

                               STARTER Corporation
             Notes to Consolidated Financial Statements (continued)

5. Credit Arrangements (continued)

                                                              December 31
                                                        1996              1995
                                                        ----              ----

Variable rate, 3.85% at December
     31, 1996, industrial revenue
     bond, requiring varying annual
     payments through maturity in
     2011, secured by irrevocable
     letter of credit                                  4,000             4,200
                                                       -----             -----

                                                       7,703             9,577
Less current portion                                   1,851             1,749
                                                       -----             -----
                                                      $5,852            $7,828
                                                      ======            ======

Maturities of long-term debt for the next five years are: 1997-$1,851,000; 1998-$1,755,000; 1999-$332,000; 2000-$230,000; 2001-$332,000. The fair value of credit arrangements approximates their carrying value.

6. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):
                                       1996             1995             1994
                                       ----             ----             ----

United States                        ($ 2,281)        ($ 3,793)        ($17,399)
Foreign                                 5,413            6,081            7,668
                                     --------         --------         --------
                                     $  3,132         $  2,288         ($ 9,731)
                                     ========         ========         ========

The reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                      1996      1995      1994
                                                      ----      ----      ----

U.S. federal statutory tax (benefit)                    35%       35%      (35%)
State income taxes, net of
    federal benefit                                      8        10        (5)
Foreign                                                 (3)                (13)
Other, net                                                         2         3
                                                      ----      ----      ----
Income tax expense (benefit)                            40%       47%      (50%)
                                                      ====       ===     =====

                               STARTER Corporation
             Notes to Consolidated Financial Statements (continued)

6. Income Taxes (continued)

Components of the income tax expense (benefit) are as follows (in thousands):

Current:                                    1996        1995        1994
                                            ----        ----        ----

  State                                   $  108      $  103      $  861
  Federal                                   (328)     (6,930)      3,695
  Foreign                                 (1,583)      1,035       1,575

Deferred:
  State                                      417         528      (1,683)
  Federal                                  2,641       6,329      (9,360)
                                          ------      ------      -------
Total income tax expense (benefit)        $1,255      $1,065      $(4,912)
                                          ======      ======      ========

Components of the Company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

Deferred tax assets:                             1996          1995         1994
                                                 ----          ----         ----

Allowance for doubtful accounts              $  2,373      $  1,584     $  1,785
Inventory                                       2,695         2,946        8,191
Accrued expenses                                3,475         3,966        5,865
NOL carryforward:
  Federal                                         868
  State                                           880           946
Foreign tax credit carryforward                   179           660
Property, plant and equipment                                              1,121
Other, net                                        352            50           47
                                             --------       -------       ------
Total deferred tax assets                      10,822        10,152       17,009

Deferred tax liabilities:
Foreign source income                            (584)
Property, plant and equipment                    (105)
                                             --------
Total deferred tax liabilities                   (689)
                                             --------       -------       ------
Net deferred tax assets                      $ 10,133      $ 10,152     $ 17,009
                                             ========       =======       ======

At December 31, 1996, the Company had state net operating loss and federal net operating loss carryforwards for income tax purposes of $14,658,000 and $2,481,000, respectively.

                               STARTER Corporation
             Notes to Consolidated Financial Statements (continued)

6. Income Taxes (continued)

The various state net operating loss carryforwards expire over the next five to fifteen years, depending upon the state. The federal net operating loss carryforwards expire in 2009 and are subject to certain tax limitations due to the acquisition of Galt Sand Company by STARTER Galt, Inc. The Company has not recorded a valuation allowance for deferred tax assets since it believes, based on historical and anticipated income levels, that it is more likely than not that the deferred tax assets will be realized.

7. Stock Purchase and Stock Option Plans

The Company sponsors an employee stock purchase plan under which eligible employees may purchase shares of the Company's common stock through payroll deductions at 90% of the fair market value on the day of purchase. The Company has reserved a total of 600,000 shares (150,000 annually) through September 1998 for issuance under this plan. During 1996, 1995 and 1994, 21,006, 15,032 and 3,561 shares were purchased at prices ranging from $5.18 to $7.88, $6.07 to $9.00 and $6.30 to $7.76, respectively.

The Company has a stock option plan to provide nonqualified and incentive stock options of up to 2,000,000 shares of Common Stock to officers and key employees. In addition, the Company has a nonqualified stock option plan for up to 250,000 shares of common stock to non-employee directors. Options are generally for a ten year term and have an exercise price equal to market price of the Common Stock on the date of grant. The following schedule summarizes stock option activity for the three year period ended December 31, 1996.

                                  1996                             1995                          1994
                                         Weighted                         Weighted                         Weighted
                                          Average                          Average                          Average
                                         Exercise                         Exercise                         Exercise
                        Options             Price       Options              Price      Options               Price
                        -------             -----       -------              -----      -------               -----
Outstanding
at beginning
of year                938,000             $13.18       523,000             $17.90       569,500             $18.96

Granted                791,000               6.40       457,500               8.22        87,500               9.73

Cancelled             (660,500)             15.51       (42,500)             17.65      (134,000)             17.07
                     ---------                         --------                         --------

Outstanding
at End of Year       1,068,500               6.73       938,000              13.18       523,000              17.90
                     =========              =====      ========             ======      ========             ======

Exercisable
at End of Year          59,500              $7.84       180,200             $18.67       155,100             $19.55
                        ======              =====       =======             ======       =======             ======

                              STARTER Corporation
            Notes to Consolidated Financial Statements (continued)


7. Stock Purchase and Stock Option Plans (continued)

In 1996, the Company cancelled 593,500 stock options with original exercise prices ranging from $9 to $22.25 and replaced them with options having an exercise price at $6.25. Exercise prices for options outstanding at December 31, 1996 ranged from $6.25 to 11.875. The weighted average remaining contractual life of these options is 9.6 years.

At December 31, 1996, there were 1,177,000 options available for future issuance.

In addition, warrants to purchase 282,682 shares of common stock at $16.78 per share were outstanding at December 31, 1996 and expire on April 18, 2000. At December 31, 1996, 2,795,182 shares were reserved for future issuance under the above plans and for outstanding warrants.

8. Leases

The Company has a number of operating lease agreements primarily involving property, plant and administrative facilities, and machinery and office equipment, expiring on various dates through 2008.

Future minimum lease payments for the next five years and thereafter are: 1997 - $6,940,000; 1998 - $4,807,000; 1999 - $3,733,000; 2000 - $2,498,000; 2001 -
$1,609,000 thereafter - $10,399,000. Lease expense for 1996, 1995, and 1994 was
$5,773,000, $4,475,000 and $4,050,000, respectively.

9.     Commitments and Contingencies

The Company is a licensee under agreements expiring at various times through July 31, 2001, with numerous professional sports league and collegiate organizations for the manufacture and sale of various items of sports apparel. The license fees range from 6.5% to 15% of the net sales of licensed items. Each of the material agreements with the National Football League (NFL), National Basketball Association (NBA), National Hockey League (NHL), and Major League Baseball (MLB) requires that the Company pay a minimum guaranteed royalty.

Licensing fees for 1996, 1995 and 1994 were $33,836,000, $29,372,000 and
$36,676,000, respectively.

                              STARTER Corporation
            Notes to Consolidated Financial Statements (continued)


9. Commitments and Contingencies (continued)

The Company is a party to various lawsuits incidental to its business which management believes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

10. Concentrations

In the normal course of business, the Company extends credit, on open account, to its retail customers, after a credit analysis based on financial and other relevant criteria. Sales to a group of customers under common ownership totaled 5%, 10% and 19% of 1996, 1995 and 1994 sales, respectively. In addition, sales to another customer totaled 14%, 11% and 13% of 1996, 1995 and 1994 sales, respectively. There were no other individual customers who accounted for more than 10% of sales. The Company does not believe that its retail concentration of sales and credit risks represents a material risk of loss with respect to its financial position at December 31, 1996.

11.  Restructuring Costs

In the fourth quarter of 1996, the Company recorded a restructuring charge of $740,000 related to the closure of its domestic manufacturing facility in Century, Florida. The restructuring charge consists primarily of severance costs related to the elimination of 206 positions and the writeoff of certain assets. Through December 31, 1996, approximately $656,000 of these costs had been paid with the remaining amounts to be paid during 1997.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

The information required by Items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference from those portions of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1997 which contain such information.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following consolidated financial statements and schedule of the Company are included in Item 8, as to the consolidated financial statements, and on page S-1, as to the schedule, of this Form 10-K.

     1.   Financial Statements.

          Consolidated balance sheets - December 31, 1996 and 1995

          Consolidated statements of operations - Years ended December 31, 1996, 1995 and 1994

          Consolidated statements of stockholders' equity - Years ended December 31, 1996, 1995 and 1994

          Consolidated statements of cash flows - Years ended December 31, 1996, 1995 and 1994

          Notes to consolidated financial statements - December 31, 1996

     2.   Financial Statement Schedule.

          Schedule II - Valuation and qualifying accounts

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


(b)  Reports on Form 8-K

     None.

(C)  EXHIBITS

    Exhibit Number              Description

          3.1 Form of Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1, filed March 10, 1993, File No. 33-58208)

          3.2 Form of Amended and Restated By-laws (incorporated by reference from Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form S-1, filed March 10, 1993 File No. 33-58208)

          10.1 Form of Employment Agreement by and between Starter and David A. Beckerman (incorporated by reference from Exhibit
                    10.1 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.2* License Agreement by and between Major League Baseball Properties, Inc. and Starter dated as of May 22, 1993 (incorporated by reference from Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.3* License Agreement by and between Major League Baseball Properties, Inc. and Starter dated as of May 22, 1992 (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.4* License Agreement by and between National Football League Properties, Inc. and Starter dated as of August 5, 1991 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.5* License Agreement by and between National Football League Properties, Inc. and Starter dated as of August 5, 1991 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.6* License Agreement by and between National Football League Properties, Inc. and Starter dated as of July 1, 1991 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.7* License Agreement by and between NBA Properties, Inc. and Starter dated as of August 17, 1987 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

    Exhibit Number              Description

          10.8* License Agreement by and between NHL Enterprises, Inc. and Starter dated as of February 10, 1993 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33- 58208)

          10.9* License Agreement by and among Starter, Collegiate Concepts, Inc. and International Collegiate Enterprises, Inc. dated as of March 1, 1992 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.10* Starter Corporation 401(k) Profit Sharing Plan dated as of April 1, 1989 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.11 Form of Starter Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.12     Intentionally omitted.

          10.13 Note Purchase Agreement dated March 9, 1993 among Starter and the purchasers named therein relating to the 12 3/4% Senior Subordinated Notes (incorporated by reference to
                    Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1, filed March 10, 1993, File No. 33-58208)

          10.14 Note Purchase Agreement dated March 9, 1993 among Starter and the purchasers named therein related to the 10 7/8% Senior Notes (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1, filed March 10, 1993, File No. 33-58208)

          10.15 Form of Warrant issued to purchasers of the 12 3/4% Senior Subordinated Notes and 10 7/8% Senior Notes (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1, filed March 10, 1993, File No. 33-58208)

          10.16 Form of Warrant issued to purchasers of the 10 7/8% Senior Notes (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1, filed March 10, 1993, File No. 33-58208)

    Exhibit Number              Description

          10.17* License Agreement by and between NHL Enterprises, Inc. and Starter dated as of February 10, 1993 (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.18* License Agreement by and between NHL Enterprises, Inc. and Starter dated as of February 10, 1993 (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.19* License Agreement by and between NHL Enterprises, Inc. and Starter dated as of February 10, 1993 (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.20 Form of Real Property Purchase Agreement by and between Starter and Acorn Realty, Inc. (incorporated by reference to
                    Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.21 Form of Agreement Regarding Tax Distributions by and among Starter and the Current Stockholders (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.22     Intentionally omitted.

          10.23 Commercial Term Loan Agreement between Starter and Union Trust Company (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 28, 1994, File No. 1-11812)

          10.24* Retail Product License Agreement by and among Starter, NBA Properties, Inc. dated January 18, 1995 (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed March 31, 1995, File No. 1-11812)

          10.25 Commercial Revolving Loan and Security Agreement among the Company and Bank of Boston Connecticut; The Chase Manhattan Bank, N.A., Fleet Bank, N.A., Natwest Bank N.A., People's Bank dated March 30, 1995 (incorporated by reference to
                    Exhibit 10.25 to Amendment No. 2 to the Annual Report on Form 10-K, filed May 12, 1995, File No. 1-11812)

          10.26 First Amendment to Commercial Revolving Loan and Security Agreement dated June 14, 1995 (incorporated by reference to
                    Exhibit 10.26 to the Quarterly Report on Form 10-Q, filed August 14, 1995, File No. 1-11812)

    Exhibit Number              Description

          10.27 Second Amendment to Commercial Revolving Loan and Security Agreement dated January 31, 1996 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K, filed March 18, 1996, File No. 1-11812)

          10.28 Starter Corporation Incentive Compensation Plan effective as of January 1, 1995 (incorporated by reference to Exhibit
                    10.28 to the Quarterly Report on Form 10-Q, filed May 13, 1996, File No. 1-11812)

          10.29 Form of Employment Agreement by and between Starter Corporation and John M. Tucker dated as of January 1, 1996 (incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q, filed May 13, 1996)

          10.30 Third Amendment to Commercial Revolving Loan and Security Agreement dated May 17, 1996 (incorporated by reference to
                    Exhibit 10.30 to the Quarterly Report on Form 10-Q, filed August 14, 1996)

          10.31 Letter dated July 24, 1996 regarding Amendment of Starter Corporation's Commercial Revolving Loan and Security Agreement dated March 30, 1995, as amended by a First Amendment dated June 14, 1995, a Second Amendment dated January 31, 1996, and a Third Amendment dated May 17, 1996 (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q, filed August 14, 1996)

          10.32 1996 Amended and Restated Commercial Revolving Loan and Security Agreement dated October 7, 1996 (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q, filed November 13, 1996)

          18 Letter regarding change in accounting principles (incorporated by reference to Exhibit 18 to the Quarterly Report on Form 10-Q, filed August 14, 1996)

          22        Subsidiaries of the Registrant

          23        Consent of Ernst & Young LLP

          27        Financial Data Schedule

----------
*Confidential treatment requested as to certain portions

Schedule II

Valuation and Qualifying Accounts (in thousands)

                               Starter Corporation

Column A                 Column B                         Column C                  Column D                Column E
                         Balance at          (1) Charged         (2)Charged                                 Balance at
                         Beginning           to Costs            to Other                                   End of
Description              of Period           and Expenses        Accounts           Deductions              Period
-----------              ---------           ------------        --------           ----------              ------

Year Ended
December 31, 1996
Allowance for
Doubtful Accounts        $3,800               $2,200                                $2,200 (a)              $3,800

Year Ended
December 31, 1995
Allowance for
Doubtful Accounts        $3,800               $1,037                                 $1,037(a)              $3,800

Year Ended
December 31, 1994
Allowance for
Doubtful Accounts        $3,100               $1,264                                  $564 (a)              $3,800

----------

(a)  Uncollectible accounts written off net of recoveries, net of recovery.

                                  SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STARTER CORPORATION

Date: March 25, 1997

By:/s/ David A. Beckerman
   ------------------------
  David A. Beckerman
  Chairman of the Board and
  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer and Director:

Date: March 25, 1997


By: /s/ David A. Beckerman
   ------------------------
David A. Beckerman
Chairman of the Board and
Chief Executive Officer

Date: March 25, 1997


By: /s/ John M. Tucker
   ------------------------
John M. Tucker
President, Chief Operating Officer and Director

Date: March 25, 1997


By: /s/ Lawrence C. Longo, Jr.
   ---------------------------
Lawrence C. Longo, Jr.
Chief Financial Officer and
Chief Accounting Officer

DIRECTORS:

Date: March 24, 1997


By: /s/ Benjamin E. Cohen
   ------------------------
Benjamin E. Cohen
Director

Date: March 24, 1997


By: /s/ Carmen L. Cozza
   ------------------------
Carmen L. Cozza
Director

Date: March 24, 1997


By: /s/ Joseph P. Grant
   ------------------------
Joseph P. Grant
Director

Date: March 24, 1997


By: /s/ Richard H. Saletan
   ------------------------
Richard H. Saletan
Director

Date: March 24, 1997


By: /s/ Mark G. Sklarz
   ------------------------
Mark G. Sklarz
Director

                                   EXHIBITS

   Exhibit Number                Description                         Page No.
   --------------                -----------                         --------
          3.1       Form of Amended and Restated Certificate of
                    Incorporation (incorporated by reference from
                    Exhibit 3.2 to Amendment No. 1 to the
                    Registration Statement on Form S-1, filed
                    March 10, 1993, File No. 33-58208)

          3.2       Form of Amended and Restated By-laws
                    (incorporated by reference from Exhibit 3.4 to Amendment No. 1 to the Registration
                    Statement on Form S-1, filed March 10, 1993
                    File No. 33-58208)

          10.1 Form of Employment Agreement by and between Starter and David A. Beckerman (incorporated by reference from Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.2* License Agreement by and between Major League Baseball Properties, Inc. and Starter dated as of May 22, 1993 (incorporated by reference from Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.3* License Agreement by and between Major League Baseball Properties, Inc. and Starter dated as of May 22, 1992 (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.4* License Agreement by and between National Football League, Inc. and Starter dated as of August 5, 1991 (incorporated by reference from Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.5* License Agreement by and between National Football League Properties, Inc. and Starter dated as of August 5, 1991 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.6* License Agreement by and between National Football League Properties, Inc. and Starter dated as of July 1, 1991 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.7*     License Agreement by and between NBA
                    Properties, Inc. and Starter dated as of August 17, 1987 (incorporated by reference to
                    Exhibit 10.7 to Amendment No. 2 to the
                    Registration Statement on Form S-1, filed
                    March 24, 1993, File No. 33- 58208)

          10.8* License Agreement by and between NHL Enterprises, Inc. and Starter dated as of February 10, 1993 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.9* License Agreement by and among Starter, Collegiate Concepts, Inc. and International Collegiate Enterprises, Inc. dated as of March 1, 1992 (incorporated by reference to
                    Exhibit 10.9 to Amendment No. 2 to the
                    Registration Statement on Form S-1, filed
                    March 24, 1993, File No. 33-58208)

   Exhibit Number                Description                         Page No.
   --------------                -----------                         --------

          10.10* Starter Corporation 401(k) Profit Sharing Plan dated as of April 1, 1989 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.11 Form of Starter Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit
                    10.11 to Amendment No. 2 to the Registration
                    Statement on Form S-1, filed March 24, 1993,
                    File No. 33-58208)

          10.12     Intentionally omitted.

          10.13 Note Purchase Agreement dated March 9, 1993 among Starter and the purchasers named therein relating to the 12 3/4% Senior Subordinated Notes (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1, filed March 10, 1993, File No. 33-58208)

          10.14 Note Purchase Agreement dated March 9, 1993 among Starter and the purchasers named therein related to the 10 7/8% Senior Notes (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1, filed March 10, 1993, File No. 33-58208)

          10.15 Form of Warrant issued to purchasers of the 12 3/4% Senior Subordinated Notes and 10 7/8% Senior Notes (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1, filed March 10, 1993, File No. 33-58208)

          10.16 Form of Warrant issued to purchasers of the 10 7/8% Senior Notes (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1, filed March 10, 1993, File No. 33-58208)

          10.17* License Agreement by and between NHL Enterprises, Inc. and Starter dated as of February 10, 1993 (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.18* License Agreement by and between NHL Enterprises, Inc. and Starter dated as of February 10, 1993 (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.19* License Agreement by and between NHL Enterprises, Inc. and Starter dated as of February 10, 1993 (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

          10.20 Form of Real Property Purchase Agreement by and between Starter and Acorn Realty, Inc. (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

   Exhibit Number                Description                         Page No.
   --------------                -----------                         --------

          10.21 Form of Agreement Regarding Tax Distributions by and among Starter and the Current Stockholders (incorporated by reference to
                    Exhibit 10.21 to Amendment No. 2 to the
                    Registration Statement on Form S-1, filed
                    March 24, 1993, File No. 33- 58208)

          10.22     Intentionally omitted.

          10.23 Commercial Term Loan Agreement between Starter and Union Trust Company (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 28, 1994, File No. 1-11812)

          10.24* Retail Product License Agreement by and among Starter, NBA Properties, Inc. dated January 18, 1995 (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed March 31, 1995, File No. 1-11812)

          10.25 Commercial Revolving Loan and Security Agreement among the Company and Bank of Boston Connecticut; The Chase Manhattan Bank, N.A., Fleet Bank, N.A., Natwest Bank N.A., People's Bank dated March 30, 1995 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Annual Report on Form 10-K, filed May 12, 1995, File No. 1-11812)

          10.26 First Amendment to Commercial Revolving Loan and Security Agreement dated June 14, 1995 (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q, filed August 14, 1995, File No. 1-11812)

          10.27 Second Amendment to Commercial Revolving Loan and Security Agreement dated January 31, 1996 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K, filed March 18, 1996, File No. 1-11812)

   Exhibit Number                Description                         Page No.
   --------------                -----------                         --------

          10.28     Starter Corporation Incentive Compensation
                    Plan effective as of January 1, 1995
                    (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q, filed
                    May 13, 1996, File No. 1-11812)

          10.29 Form of Employment Agreement by and between Starter Corporation and John M. Tucker dated as of January 1, 1996 (incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q, filed May 13, 1996)

          10.30 Third Amendment to Commercial Revolving Loan and Security Agreement dated May 17, 1996 (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q, filed August 14, 1996)

          10.31 Letter dated July 24, 1996 regarding Amendment of Starter Corporation's Commercial Revolving Loan and Security Agreement dated March 30, 1995, as amended by a First Amendment dated June 14, 1995, a Second Amendment dated January 31, 1996, and a Third Amendment dated May 17, 1996 (incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q, filed August 14, 1996)

          10.32     1996 Amended and Restated Commercial
                    Revolving Loan and Security Agreement dated
                    October 7, 1996 (incorporated by reference to
                    Exhibit 10.32 to the Quarterly Report on Form
                    10- Q, filed November 13, 1996)

          18        Letter regarding change in accounting
                    principles (incorporated by reference to
                    Exhibit 18 to the Quarterly Report on Form
                    10- Q, filed August 14, 1996)

          22        Subsidiaries of the Registrant

          23        Consent of Ernst & Young LLP

          27        Financial Data Schedule

--------
*Confidential treatment requested as to certain portions