Form 10-Q
period 1997-03-31
STARTER CORP
filed 1997-05-14
CIK 897507

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ___________ .

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

27,852,788 shares of common stock, $.01 par value, were outstanding as of May 1, 1997.

                                     INDEX

                              STARTER CORPORATION



                                                                    PAGE NUMBER
                                                                    -----------
PART 1     Financial Information

   ITEM 1  Consolidated Financial Statements (unaudited)

           Consolidated balance sheets--March 31, 1997, December
           31, 1996 and March 31, 1996                                  3-4

           Consolidated statements of operations--Three months
           ended March 31, 1997 and March 31, 1996                        5

           Consolidated statements of cash flows--Three months
           ended March 31, 1997 and March 31, 1996                        6

           Notes to consolidated financial statements - March
           31, 1997                                                       7

   ITEM 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           10

PART II    Other Information

   ITEM 6  Exhibits and Reports on Form 8-K                              13

           Signature                                                     14


                                 STARTER CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)

                                                                MARCH 31, 1997  DECEMBER 31, 1996  MARCH 31, 1996
                                                                --------------  -----------------  --------------
                                                                    (UNAUDITED)             (NOTE)     (UNAUDITED)
ASSETS

Current assets
Cash and cash equivalents                                         $      330       $     2,995       $    2,940

  Accounts receivable--trade, less allowance for doubtful
    accounts of $3,600 at March 31, 1997, $3,800 at December 31,
    1996 and March 31, 1996                                           38,052            55,910           38,450

  Inventories                                                         70,555            76,964           61,404

  Prepaid expenses and other assets                                    9,180             8,539           15,539

  Current deferred income taxes                                        8,565             8,565            9,629
                                                                  ----------       -----------        ---------
Total current assets                                                 126,682           152,973          127,962

Plant and equipment                                                   36,286            36,034           32,636

Less accumulated depreciation                                         (8,382)           (8,095)          (6,734)
                                                                  ----------       -----------        ---------
Plant and equipment, net                                              27,904            27,939           25,902

Other assets

  Other assets (primarily intangibles)                                 8,518             5,053            2,622

  Non-current deferred income taxes                                    1,568             1,568              523

  Other investments                                                    1,362             1,362            1,362
                                                                  ----------       -----------        ---------
Total other assets                                                    11,448             7,983            4,507
                                                                  ----------       -----------        ---------
Total assets                                                      $  166,034       $   188,895       $  158,371
                                                                  ----------       -----------        ---------
                                                                  ----------       -----------        ---------

                                 STARTER CORPORATION
                        CONSOLIDATED BALANCE SHEETS (continued)
                          (in thousands, except share data)

                                                                MARCH 31, 1997  DECEMBER 31, 1996  MARCH 31, 1996
                                                                --------------  -----------------  --------------
                                                                    (UNAUDITED)             (NOTE)     (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Notes payable to banks                                          $   34,547       $    34,666       $   21,765

  Accounts payable                                                     7,245            14,218            8,490

  Accrued commissions                                                  1,120             3,007            2,044

  Accrued licensing fees                                               3,366             6,166            6,358

  Accrued expenses                                                     6,905            12,053           13,036

  Accrued advertising                                                  4,921             7,381            4,591

  Current portion of long-term debt                                    1,851             2,299            1,749
                                                                  ----------       -----------        ---------
Total current liabilities                                             59,955            79,790           58,033

Long-term debt, less current portion                                   4,959             5,852            7,442
                                                                  ----------       -----------        ---------
Total liabilities                                                     64,914            85,642           65,475

Stockholders' equity

  Convertible Preferred stock (par value $.01) 5,000,000 authorized shares

  Common Stock (par value $.01) 50,000,000 shares authorized;
    issued 27,849,902 at March 31, 1997, 27,708,146 at December
    31, 1996 and 26,838,707 at March 31, 1996                            278               277              268

  Additional paid in capital                                          82,685            81,657           75,162

  Retained earnings                                                   18,157            21,319           17,466
                                                                  ----------       -----------        ---------
Total stockholders' equity                                           101,120           103,253           92,896
                                                                  ----------       -----------        ---------
Total liabilities and stockholders' equity                        $  166,034       $   188,895       $  158,371
                                                                  ----------       -----------        ---------
                                                                  ----------       -----------        ---------

Note: The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                                STARTER CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except share data)


                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Net sales.........................................................  $     61,716  $     59,295

Cost of sales.....................................................        42,545        41,109
                                                                    ------------  ------------
Gross profit......................................................        19,171        18,186

Royalty income....................................................           559           622

Selling, general & administrative expenses........................        23,993        21,471
                                                                    ------------  ------------
Loss from operations..............................................        (4,263)       (2,663)

Other income......................................................             9            98
                                                                    ------------  ------------
Loss before interest expense and income taxes.....................        (4,254)       (2,565)

Interest expense..................................................         1,016           679
                                                                    ------------  ------------
Loss before income tax benefit....................................        (5,270)       (3,244)

Income tax benefit................................................        (2,108)       (1,268)
                                                                    ------------  ------------
Net loss..........................................................  ($     3,162) ($     1,976)
                                                                    ------------  ------------
                                                                    ------------  ------------
Loss per share....................................................  $      ( .11) $       (.07)
                                                                    ------------  ------------
                                                                    ------------  ------------
Average common and common equivalent shares.......................    27,807,094    26,836,256
                                                                    ------------  ------------
                                                                    ------------  ------------

See accompanying notes.

                               STARTER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           --------------------
                                                                              1997       1996
                                                                           ---------  ---------

Cash flows from operating activities

Net loss.................................................................  ($  3,162) ($  1,976)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization..........................................        997        718

  Provision for bad debts................................................         22         24

Changes in operating assets and liabilities:

  Accounts receivable....................................................     18,912      6,090

  Inventories............................................................      6,886         56

  Prepaid expenses and other assets......................................       (641)     1,143

  Accounts payable and accrued expenses..................................    (23,183)    (7,018)
                                                                           ---------  ---------
Net cash used by operating activities....................................       (169)      (963)

Cash flows from investing activities

  Purchase of property, plant and equipment..............................       (530)      (157)

  Other, net.............................................................       (535)      (125)
                                                                           ---------  ---------
Net cash used by investing activities....................................     (1,065)      (282)

Cash flows from financing activities

  Repayment of long-term borrowings......................................     (1,341)      (386)

  Net borrowings (repayments) on credit arrangements.....................       (119)        36

  Net proceeds from sale of common stock.................................         29         29
                                                                           ---------  ---------
Net cash used by financing activities....................................     (1,431)      (321)
                                                                           ---------  ---------
  Net decrease in cash and cash equivalents..............................     (2,665)    (1,566)

Cash and cash equivalents--beginning of period...........................      2,995      4,506
                                                                           ---------  ---------
Cash and cash equivalents--end of period.................................  $     330  $   2,940
                                                                           ---------  ---------
                                                                           ---------  ---------

See accompanying notes.

                              STARTER CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

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

The Company has experienced, and expects to continue to experience, variability in net sales and operating results from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2) Inventories

Inventories were as follows (in thousands):


                                     MARCH 31,   DECEMBER 31,   MARCH 31,
                                       1997          1996         1996
                                    -----------  ------------  -----------
Raw materials.....................   $  14,609    $   16,580    $  13,169
Finished goods....................      55,946        60,384       48,235
                                    -----------  ------------  -----------
                                     $  70,555    $   76,964    $  61,404
                                    -----------  ------------  -----------
                                    -----------  ------------  -----------

3) Credit Facility

On May 13, 1997 the Company entered into an amended and restated three year $125 million secured revolving credit facility ("the credit facility"), which replaces the previously existing facility. The credit facility provides for a seasonal increase to $160 million from April 15 to October 15 each year. Borrowings under the credit facility are subject to various limitations based upon eligible receivables and inventory, as defined, of the Company and its subsidiaries. The credit facility, which expires on May 31, 2000, contains covenants requiring certain defined ratios including debt to net worth and EBIT (earnings before interest and taxes) to interest, among others, and places restrictions on capital expenditures and capital lease obligations, payment of dividends, distributions, mergers and consolidations. Amounts outstanding under the credit facility accrue interest at either the Bank's base lending rate or a rate which can range from 1.0 to 2.125 percentage points per annum, as defined, above LIBOR, at the Company's option. The Company is required to pay an annual fee which can range from .25 to .50 percentage points, as defined, on the credit facility. The credit facility is secured by substantially all of the Company's assets.

4) Commitments and Contingencies

The Company is a party to various lawsuits incidental to its business which management believes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

5) Acquisition of Galt Sand Company and Subsidiaries

On August 9, 1996, Starter Galt, Inc., a wholly-owned subsidiary of the Company, purchased substantially all of the assets and assumed all recorded liabilities of Galt Sand Company and its wholly-owned subsidiaries, Galt Shop Company, Danaggers Company and Galt Sand Canada, Inc. (collectively, "Galt"), for approximately $7,000,000. Galt was engaged in the wholesale apparel business and operated 18 factory outlet stores. The Company accounted for the acquisition as a purchase and, accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their fair values. The fair values of the acquired assets and assumed liabilities were $23,496,000 and $19,627,000, respectively. The excess of cost over fair value of net assets acquired is being amortized over 15 years. The purchase price, which was subject to certain adjustments as defined in the asset purchase and sale agreement, was paid through the issuance of 933,333.33 shares of the Company's common stock, based upon the closing price ($7.50) of the Company's
stock on July 25, 1996.   The operating results of Galt from the date of
acquisition have been included in the consolidated statements of operations from the date of acquisition. The following pro forma unaudited consolidated operating results of the Company and Galt have been prepared as if the acquisition had been made at the beginning of the period presented and include pro forma adjustments to exclude costs associated with the elimination of certain outlet stores and costs associated with the closure of a duplicate facility. In addition, the pro forma information includes adjustments to reflect amortization of goodwill and revised financing arrangements.

                                                                      QUARTER ENDED
                                                                      MARCH 31, 1996
                                                                      --------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales.................................................                  $64,083

Net loss..................................................                  ($3,035)

Net loss per share........................................                     (.11)


These results are not necessarily indicative of the results of operations of the combined companies had the acquisition occurred at the beginning of the period presented, nor are they necessarily indicative of future operating results.

6) Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods if necessary. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarters ended March 31, 1997 and 1996 is not expected to be material.

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

A substantial portion of the Company's products are manufactured through arrangements with independent contractors located in foreign countries. In addition, the Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. The agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. The Company's operations may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's contractors and suppliers are located, the imposition of additional regulations relating to imports, or duties and taxes, quotas and other charges on imports. The Company is unable to predict whether any additional regulations, duties, taxes, quotas or other charges may be imposed on the importation of its products. The assessment of any of these items could result in increases in the cost of such imports and affect the sales or profitability of the Company. In addition, the failure of one or more manufacturers to ship some or all of the Company's orders could impact the Company's ability to deliver products to its customers on time. Delays in delivery could result in missing certain retailing seasons with respect to some or all of the Company's products or could otherwise adversely affect the Company.

RESULTS OF OPERATIONS

On August 9, 1996, Starter Galt, Inc., a wholly-owned subsidiary of the Company, purchased substantially all of the assets and assumed all recorded liabilities of Galt Sand Company and its subsidiaries ("Galt"). Galt was engaged in the wholesale apparel business and operated 18 factory outlet stores. The discussion below relates to the results of operations of the Company on a historical basis for the quarter ended March 31, 1997 and 1996 (including the results of Galt's operations since August 9, 1996).

                                                                               QUARTER ENDED MARCH 31,
                                                                               -----------------------
                                                                                   1997        1996
                                                                               ---------     ---------
Net Sales....................................................................      100.0%     100.0%

Cost of sales................................................................      (68.9)     (69.3)
                                                                               ---------  ---------
Gross profit.................................................................       31.1       30.7

Royalty income...............................................................         .9        1.0

Selling, general & administrative expenses...................................      (38.9)     (36.2)
                                                                               ---------  ---------
Loss from operations.........................................................       (6.9)      (4.5)

Other income--net............................................................     --             .1

Interest expense.............................................................       (1.6)      (1.1)
                                                                               ---------  ---------

Loss before income taxes.....................................................       (8.5)      (5.5)

Income tax benefit...........................................................       (3.4)      (2.2)
                                                                               ---------  ---------
Net loss.....................................................................       (5.1%)      (3.3%)
                                                                               ---------  ---------
                                                                               ---------  ---------

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

Net sales for the quarter ended March 31, 1997 were $61.7 million as compared to $59.3 million for the quarter ended March 31, 1996, a 4.1% increase primarily as a result of increased printable volume partially mitigated by decreased accessory volume.

Gross profit for the quarter ended March 31, 1997 was $19.1 million compared to $18.2 million for the quarter ended March 31, 1996. The Company's gross margin improved slightly to 31.1% of net sales for the quarter ended March 31, 1997 as compared to 30.7% of net sales for the quarter ended March 31, 1996 primarily related to reduced unfavorable variances. The Company's gross margin continues to be negatively impacted by the general slowdown of licensed product at the retail level.

Selling, general and administrative expenses increased to $24.0 million or 38.9% of net sales for the quarter ended March 31, 1997 as compared to $21.5 million or 36.2% of net sales for the quarter ended March 31, 1996. The increases are primarily attributable to increased employee compensation of $.6 million and outlet store expenses of $.5 million associated with the Galt acquisition. Additionally, increased marketing costs of $.8 million related to the accelerated timing of certain advertising programs as compared to the prior year.

Interest expense increased to $1.0 million for the quarter ended March 31, 1997 from $.7 million for the quarter ended March 31, 1996, primarily attributable to increased overall borrowings necessary to finance operations including the Galt acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 1997 was $66.7 million as compared to $73.2 million at December 31, 1996 and $69.9 million at March 31, 1996. The decrease from December 31, 1996 is primarily attributable to the loss for the quarter as well as the repayment of $1.3 million in long term debt. During the first quarter of 1997 cash used by operations was $.2 million as compared to $1.0 million during the first quarter of 1996.

On May 13, 1997 the Company entered into an amended and restated three year $125 million secured revolving credit facility ("the credit facility"), which replaces the previously existing facility. The credit facility provides for a seasonal increase to $160 million from April 15 to October 15 each year. Borrowings under the credit facility are subject to various limitations based upon eligible receivables and inventory, as defined, of the Company and its subsidiaries. The credit facility, which expires on May 31, 2000, contains covenants requiring certain defined ratios including debt to net worth and EBIT to interest, among others, and places restrictions on capital expenditures and capital lease obligations, payment of dividends, distributions, mergers and consolidations. Amounts outstanding under the credit facility accrue interest at either the Bank's base lending rate or a rate which can range from 1.0 to 2.125 percentage points per annum, as defined, above LIBOR, at the Company's option. The Company is required to pay an annual fee which can range from .25 to .50 percentage points, as defined, on the credit facility. The credit facility is secured by substantially all of the Company's assets.

Cash generated by operations, together with the Company's revolving credit facility is expected under current conditions to be sufficient to finance the Company's planned operations during 1997.

PART II--OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        11 Computation of net loss per share for the three months ended March 31, 1997 and for the three months ended March 31, 1996.

        22   Subsidiaries of the Registrant

        27   Financial Data Schedule

(b) Reports on Form 8-K

    There were no Reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          STARTER CORPORATION


DATE: MAY 14, 1997        /s/ Lawrence C. Longo, Jr.
                          ----------------------------------
                          Lawrence C. Longo, Jr.
                          Chief Financial Officer and Chief Accounting Officer

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          STARTER CORPORATION


DATE: May __, 1997        -----------------------------
                          Lawrence C. Longo, Jr.
                          Chief Financial Officer and Chief Accounting Officer