Form 10-Q
period 1997-06-30
STARTER CORP
filed 1997-08-14
CIK 897507

August 11, 1997
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                  (Mark One)
       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 1997

                                      OR

       |_|    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ________________.

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

Yes |X|     No |_|

27,858,643 shares of common stock, $.01 par value, were outstanding as of August 1, 1997.

                                     INDEX

                              STARTER CORPORATION

                                                                    Page Number
                                                                    -----------
PART 1            Financial Information

      ITEM 1      Consolidated Financial Statements (unaudited)

                  Consolidated balance sheets - June 30, 1997,
                  December 31, 1996 and June 30, 1996                   3-4

                  Consolidated statements of operations - Three and
                  six month periods ended June 30, 1997 and
                  June 30, 1996                                          5

                  Consolidated statements of cash flows - Six months
                  ended June 30, 1997 and June 30, 1996                  6

                  Notes to consolidated financial statements -
                  June 30, 1997                                          7

      ITEM 2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    10

PART II           Other Information

      ITEM 4      Submission of Matters to a Vote of Security Holders    14

      ITEM 6      Exhibits and Reports on Form 8-K                       15

                  Signature                                              16

                              STARTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                       June 30, 1997   December 31, 1996   June 30, 1996
                                                       -------------   -----------------   -------------
                                                         (unaudited)              (note)     (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                            $   3,489         $   2,995         $   2,008
    Accounts receivable - trade, less allowance for
      doubtful accounts of $3,000 at June 30,
      1997, $3,800 at December 31, 1996 and
      $3,000 at June 30, 1996                               45,317            55,910            43,794
    Inventories                                             90,396            76,964           103,673
    Prepaid expenses and other assets                       12,392             8,539            10,635
    Deferred income taxes                                    8,565             8,565            10,081
                                                         ---------         ---------         ---------
Total current assets                                       160,159           152,973           170,191

Plant and equipment                                         36,338            36,034            32,700
Less accumulated depreciation                               (8,748)           (8,095)           (7,315)
                                                         ---------         ---------         ---------
Plant and equipment, net                                    27,590            27,939            25,385

Other assets:
     Other assets (primarily intangibles)                    8,718             5,053             2,526
     Non-current deferred income taxes                       1,568             1,568               523
     Other investments                                       1,362             1,362             1,362
                                                         ---------         ---------         ---------

Total other assets                                          11,648             7,983             4,411
                                                         ---------         ---------         ---------

Total assets                                             $ 199,397         $ 188,895         $ 199,987
                                                         =========         =========         =========

                              STARTER CORPORATION
                    CONSOLIDATED BALANCE SHEETS (continued)
                       (in thousands, except share data)

                                                     June 30, 1997   December 31, 1996   June 30, 1996
                                                     -------------   -----------------   -------------
                                                       (unaudited)              (note)     (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                              $ 65,679          $ 34,666          $ 62,792
    Accounts payable                                      13,622            14,218            11,452
    Accrued commissions                                    1,845             3,007             2,249
    Accrued licensing fees                                 4,923             6,166             7,615
    Accrued expenses                                       8,201            12,053            12,092
    Accrued advertising                                    4,455             7,381             5,274
    Current portion of long-term debt                        351             2,299             1,749
                                                        --------          --------          --------
Total current liabilities                                 99,076            79,790           103,223

Long-term debt, less current portion                       3,825             5,852             7,056
                                                        --------          --------          --------

Total liabilities                                        102,901            85,642           110,279

Stockholders' equity:
  Convertible Preferred Stock (par value $.01)
      5,000,000 authorized shares
  Common Stock (par value $.01)
      50,000,000 shares authorized; issued
      27,856,615 at June 30, 1997,
      27,708,146 at December 31, 1996 and
      26,843,249 at June 30, 1996                            278               277               268
    Additional paid in capital                            82,716            81,657            75,197
    Retained earnings                                     13,502            21,319            14,243
                                                        --------          --------          --------
Total stockholders' equity                                96,496           103,253            89,708
                                                        --------          --------          --------
Total liabilities and stockholders' equity              $199,397          $188,895          $199,987
                                                        ========          ========          ========

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

                               STARTER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                       Three Months Ended                             Six Months Ended
                                              June 30, 1997          June 30, 1996          June 30, 1997          June 30, 1996
                                              -------------          -------------          -------------          -------------
Net sales                                      $     58,304           $     62,765           $    120,020           $    122,060

Cost of sales                                        40,727                 42,916                 83,272                 84,025
                                               ------------           ------------           ------------           ------------
Gross profit                                         17,577                 19,849                 36,748                 38,035

Royalty income                                        1,495                    568                  2,054                  1,190

Selling, general & administrative expenses           25,367                 24,816                 49,360                 46,287
                                               ------------           ------------           ------------           ------------

Income (loss) from operations                        (6,295)                (4,399)               (10,558)                (7,062)

Other income                                             15                    110                     24                    208
                                               ------------           ------------           ------------           ------------
                                                     (6,280)                (4,289)               (10,534)                (6,854)

Interest expense                                      1,477                  1,083                  2,493                  1,762
                                               ------------           ------------           ------------           ------------
Loss before income taxes                             (7,757)                (5,372)               (13,027)                (8,616)

Income tax benefit                                   (3,102)                (2,148)                (5,210)                (3,417)
                                               ------------           ------------           ------------           ------------

Net (loss)                                     $     (4,655)          $     (3,224)          $     (7,817)          $     (5,199)
                                               ============           ============           ============           ============

Loss per share                                 $       (.17)          $       (.12)          $       (.28)          $       (.19)
                                               ============           ------------           ------------           ============

Average common and common
     equivalent shares                           27,853,258             26,840,977             27,830,176             26,838,528
                                               ============           ============           ============           ============

See accompanying notes.

                                  STARTER CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                                       Six Months Ended

                                                               June 30, 1997      June 30, 1996
                                                               -------------      -------------
Cash flows from operating activities
Net loss                                                          $ (7,817)          $ (5,199)
Adjustments to reconcile net loss
  to net cash used by operating activities:
  Depreciation and amortization                                      2,064              1,461
  Provision for bad debts                                             (500)               590
  Deferred income taxes                                                  0               (452)
Changes in operating assets and liabilities:
     Accounts receivable                                            12,169                180
     Inventories                                                   (12,955)           (42,213)
     Prepaid expenses and other assets                              (3,853)             6,047
     Accounts payable and accrued expenses                         (13,694)            (2,855)
                                                                  --------           --------
Net cash used by operating activities                              (24,586)           (42,441)

Cash flows from investing activities
  Purchase of property, plant and equipment                         (1,041)              (221)
  Other, net                                                          (977)              (191)
                                                                  --------           --------
Net cash used by investing activities                               (2,018)              (412)

Cash flows from financing activities
  Repayment of long-term borrowings                                 (3,975)              (772)
  Net borrowings on credit arrangements                             31,013             41,063
  Net proceeds from sale of common stock                                60                 64
                                                                  --------           --------
Net cash provided by financing activities                           27,098             40,355
                                                                  --------           --------

    Net increase (decrease) in cash and cash equivalents               494             (2,498)

Cash and cash equivalents - beginning of period                      2,995              4,506
                                                                  --------           --------

Cash and cash equivalents - end of period                         $  3,489           $  2,008
                                                                  ========           ========

See accompanying notes.

                              STARTER CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1997

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

2)    Inventories

Inventories were as follows (in thousands):

                              June 30          December 31        June 30
                                1997              1996              1996
                                ----              ----              ----
Raw materials                 $20,772           $16,580           $ 13,929
Finished goods                 69,624            60,384             89,744
                              -------           -------           --------
                              $90,396           $76,964           $103,673
                              =======           =======           ========

3)    Credit Arrangement

On May 13, 1997, the Company entered into an amended and restated three year $125 million secured revolving credit facility ("the credit facility"), which replaces the previously existing facility. The credit facility provides for a seasonal increase to $160 million from April 15 to October 15 each year. Borrowings under the credit facility are subject to various limitations based upon eligible receivables and inventory, as defined, of the Company and its subsidiaries. The credit facility, which expires on May 31, 2000, contains covenants requiring certain defined ratios, including debt to net worth and EBIT (earnings before interest and taxes) to interest, among others, and places restrictions on capital expenditures and capital lease obligations, payment of dividends, distributions, mergers and consolidations. Amounts outstanding under the credit facility accrue interest at either the Bank's base lending rate or a rate which can range from 1.0 to 2.125 percentage points per annum, as defined, above LIBOR, at the Company's option. The Company is required to pay an annual fee which can range from .25 to .50 percentage points, as defined, on the credit facility. The credit facility is secured by substantially all of the Company's assets.

The Company is in the process of amending the credit facility as a result of the Company's projected inability to meet certain financial covenants at the end of the third quarter of 1997. The Company believes it will finalize the amended agreement in the third quarter of 1997. Such amendment will include provisions, among others, for an increase in seasonal overadvances and a relaxation in certain financial covenants.

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

                                 Quarter Ended               Six Months Ended
                                 June 30, 1996                June 30, 1996
                                 -------------                -------------
Net sales                           $67,675                      $131,758

Net loss                            $(4,468)                     $ (7,502)

Net loss per share                  $  (.16)                     $   (.27)

These results are not necessarily indicative of the results of operations of the combined companies had the acquisition occurred at the beginning of the period presented, nor are they necessarily indicative of future operating results.

6)    Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods if necessary. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the quarter and six month periods ended June 30, 1997 and 1996 is not expected to be material.

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

Results of Operations

On August 9, 1996, Starter Galt, Inc., a wholly-owned subsidiary of the Company, purchased substantially all of the assets and assumed all recorded liabilities of Galt Sand Company and its subsidiaries ("Galt"). Galt was engaged in the wholesale apparel business and operated 18 factory outlet stores. The discussion below relates to the results of operations of the Company on a historical basis for the three and six month periods ended June 30, 1997 and 1996 (including the results of Galt's operations since August 9, 1996).

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of operations.

                                  Three Months Ended June 30,          Six Months Ended June 30,
                                    1997              1996              1997              1996
                                    ----              ----              ----              ----
Net Sales                           100.0%            100.0%            100.0%            100.0%

Cost of Sales                       (69.9)            (68.4)            (69.4)            (68.8)
                                   ------            ------            ------            ------

Gross Profit                         30.1              31.6              30.6              31.2

Royalty income                        2.6                .9               1.7                .9

Selling, general &
  administrative expenses           (43.5)            (39.5)            (41.1)            (37.9)
                                   ------            ------            ------            ------

Loss from operations                (10.8)             (7.0)             (8.8)             (5.8)

Other income - net                     --                .2                --                .2
Interest expense                     (2.5)             (1.7)             (2.1)             (1.4)
                                   ------            ------            ------            ------

Loss before income taxes            (13.3)             (8.5)            (10.9)             (7.0)

Income tax benefit                   (5.3)             (3.4)             (4.3)             (2.8)
                                   ------            ------            ------            ------

Net loss                             (8.0%)            (5.1%)            (6.6%)            (4.2%)
                                   ======            ======            ======            ======

Net sales for the three and six month periods ended June 30, 1997 decreased approximately 7.1% and 1.7%, respectively, as compared to the three and six month periods ended June 30, 1996. The decreases are primarily attributable to the lack of Olympic licensed product sales in

1997 which accounted for 15.1% and 10.1% of total sales for the three and six month periods ended June 30, 1996, respectively.

Gross profit for the three and six month periods ended June 30, 1997 was $17.6 million and $36.7 million, respectively, as compared to $19.8 and $38.0 million for the three and six month periods ended June 30, 1996, respectively. The gross profit margin as a percent of sales decreased to 30.1% and 30.6% for the three and six months ended June 30, 1997, respectively as compared to 31.6% and 31.2% for the three and six months ended June 30, 1996, respectively. The decreases are primarily attributable to retail pressures associated with increased competition and continued slowdown of licensed product at the retail level.

Royalty income for the three and six months ended June 30, 1997 increased $.9 million as compared to the three and six months ended June 30, 1996, primarily as a result of the addition of new domestic licensees.

Selling, general and administrative expenses increased to $25.4 million or 43.5% of net sales and $49.4 million or 41.9% of net sales for the three and six months ended June 30, 1997, respectively, as compared to $24.8 million or 39.5% and $46.3 million or 37.9% for the three and six months ended June 30, 1996, respectively. The increases are primarily attributable to increased employee compensation and outlet store expenses associated with the Galt acquisition. Additionally, higher marketing costs resulted from the accelerated timing of certain advertising programs for the periods this year as compared to the prior year periods.

Interest expense increases for the three and six months ended June 30, 1997 are primarily attributable to increased interest rates and increased average borrowings needed to finance operations due in part to the Galt acquisition.

Liquidity and Capital Resources

The Company's working capital at June 30, 1997 was $61.1 million as compared to $73.2 million at December 31, 1996 and $67.0 million at June 30, 1996. The decrease from December 31 is primarily attributable to the loss for the six months ended June 30, 1997 as well as the repayment of $4.0 million of long term debt. Cash used by operations for the first six months of 1997 was $24.6 million compared to $42.4 million for the comparable 1996 period.

On May 13, 1997 the Company entered into an amended and restated three year $125 million secured revolving credit facility ("the credit facility"), which replaces the previously existing facility. The credit facility provides for a seasonal increase to $160 million from April 15 to October 15 each year. Borrowings under the credit facility are subject to various limitations based upon eligible receivables and inventory, as defined, of the Company and its subsidiaries. The credit facility, which expires on May 31, 2000, contains covenants requiring certain defined ratios, including debt to net worth and EBIT to interest, among others, and places restrictions on capital expenditures and capital lease obligations, payment of dividends, distributions, mergers and consolidations. Amounts outstanding under the credit facility accrue interest at either the Bank's base lending rate or a rate which can range from 1.0 to 2.125 percentage points per annum, as defined, above LIBOR, at the Company's option. The Company is required to pay an annual fee which can range from .25 to .50 percentage points, as defined, on the credit facility. The credit facility is secured by substantially all of the Company's assets.

The Company is in the process of amending the credit facility as a result of the Company's projected inability to meet certain financial covenants at the end of the third quarter of 1997. The Company believes it will finalize the amended agreement in the third quarter of 1997. Such amendment will include provisions, among others, for an increase in seasonal overadvances and a relaxation in certain financial covenants.

Cash generated by operations, together with funds expected to be available under the credit facility, as amended, is expected, under current conditions, to be sufficient to finance the Company's planned operations in 1997.

Part II - Other Information

Item 4:  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 20, 1997. At the Annual Meeting the following matters were voted upon:

* The election of David A. Beckerman, Joseph P. Grant and Richard H. Saletan as Class I directors.

            David A. Beckerman
            For               Withheld
            ---               --------

            25,491,670        220,120


            Joseph P. Grant
            For               Withheld
            ---               --------

            25,456,029        255,761


            Richard H. Saletan
            For               Withheld
            ---               --------

            25,503,933        207,857

* The approval of the 1997 Quality Based-Performance Goals relating to compensation to be paid to certain executive officers.

            For           Against     Abstain     No Vote
            ---           -------     -------     -------

            21,420,330    381,418     71,498      3,838,544

Item 6:  Exhibits and reports on Form 8-K

(a)  Exhibits


      10.2* License Agreement by and between Major League Baseball Properties,
            Inc. and Starter effective as of January 1, 1995.

      10.7* License Agreement by and between NBA Properties, Inc. and Starter effective as of August 1, 1997

      10.33 Second Amended and Restated Credit Agreement dated May 13, 1997

      11 Computation of net loss per share for the three and six month periods ended June 30, 1997 and June 30, 1996

      27    Financial Data Schedule

      *     Confidential treatment requested as to certain portions

(b)  Reports on Form 8-K

            There were no Reports on Form 8-K filed during the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        STARTER CORPORATION


DATE:  AUGUST 11, 1997  /s/ Lawrence C. Longo, Jr.
                        -------------------------------------
                            Lawrence C. Longo, Jr.
                            Chief Financial Officer and Chief Accounting Officer

                                 EXHIBIT INDEX

                                                                   Sequentially
Exhibit     Description                                            Numbered Page
-------     -----------                                            -------------

 10.2* License Agreement by and between Major League Baseball Properties, Inc. and Starter effective as of January 1, 1995.

 10.7* License Agreement by and between NBA Properties, Inc. and Starter effective as of August 1, 1997

 10.33      Second Amended and Restated Credit Agreement dated May 13, 1997

 11 Computation of net loss per share for the three and six month periods ended June 30, 1997 and June 30, 1996

 27         Financial Data Schedule

 *          Confidential treatment requested as to certain portions