Form 10-Q
period 1997-09-30
STARTER CORP
filed 1997-11-13
CIK 897507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1997

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ________________ .

Commission file number 1-11812

                               STARTER CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                        06-0872266
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 370 James Street, New Haven, Connecticut 06513
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

Yes  |X|         No  |_|

27,866,536 shares of common stock, $.01 par value, were outstanding as of November 1, 1997.

                                      INDEX
                               STARTER CORPORATION

                                                                     Page Number
                                                                     -----------
PART I     Financial Information

  ITEM 1   Consolidated Financial Statements (unaudited)

           Consolidated balance sheets - September 30, 1997,
           December 31, 1996 and September 30, 1996                      3-4

           Consolidated statements of operations - Three and
           nine month periods ended September 30, 1997 and
           September 30, 1996                                              5

           Consolidated statements of cash flows - Nine months
           ended September 30, 1997 and September 30, 1996                 6

           Notes to consolidated financial statements -
           September 30, 1997                                              7

  ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10

PART II    Other Information

  ITEM 6   Exhibits and Report on Form 8-K                                14

           Signature                                                      15

                               STARTER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                    September 30, 1997    December 31, 1996   September 30, 1996
                                                    ------------------    -----------------   ------------------
                                                           (unaudited)               (note)          (unaudited)
Current assets:
    Cash and cash equivalents                                $   3,824            $   2,995            $   3,233
    Accounts receivable - trade, less allowance
      for doubtful accounts of $3,500 at September
      30, 1997, $3,800 at December 31, 1996
      and $3,600 at September 30, 1996                          96,032               55,910              106,207
    Inventories                                                 95,227               76,964              105,627
    Prepaid expenses and other assets                           12,626                8,539                8,283
    Deferred income taxes                                        6,470                8,565               10,214
                                                             ---------            ---------            ---------
Total current assets                                           214,179              152,973              233,564

Plant and equipment                                             36,675               36,034               35,157
Less accumulated depreciation                                   (9,535)              (8,095)              (8,058)
                                                             ---------            ---------            ---------
Plant and equipment, net                                        27,140               27,939               27,099

Other assets:
     Other assets (primarily intangibles)                       10,487                5,053                4,139
     Non-current deferred income taxes                           1,742                1,568                1,466
     Other investments                                           1,362                1,362                1,362
                                                             ---------            ---------            ---------

Total other assets                                              13,591                7,983                6,967
                                                             ---------            ---------            ---------

Total assets                                                 $ 254,910            $ 188,895            $ 267,630
                                                             =========            =========            =========


See accompanying notes.

                               STARTER CORPORATION
                     CONSOLIDATED BALANCE SHEETS (continued)
                       (in thousands, except share data )

                                                 September 30, 1997   December 31, 1996    September 30, 1996
                                                 ------------------   -----------------    ------------------
                                                        (unaudited)              (note)           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks                                  $ 92,163            $ 34,666              $ 94,081
    Accounts payable                                         18,641              14,218                13,847
    Accrued commissions                                       3,051               3,007                 2,070
    Accrued licensing fees                                   11,578               6,166                14,712
    Accrued expenses                                         15,586              12,053                19,964
    Accrued advertising                                       6,332               7,381                 6,709
    Current portion of long-term debt                           351               2,299                 1,749
                                                           --------            --------              --------
Total current liabilities                                   147,702              79,790               153,132

Long-term debt, less current portion                          5,128               5,852                 7,486
                                                           --------            --------              --------

Total liabilities                                           152,830              85,642               160,618

Stockholders' equity:
  Convertible Preferred stock (par value $.01)
    5,000,000 authorized shares
   Common Stock (par value $.01)
    50,000,000 shares authorized                                279                 277                   277
Additional paid in capital                                   82,743              81,657                81,621
   Retained earnings                                         19,058              21,319                25,114
                                                           --------            --------              --------
Total stockholders' equity                                  102,080             103,253               107,012
                                                           --------            --------              --------
Total liabilities and stockholders' equity                 $254,910            $188,895              $267,630
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

                               STARTER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                Three Months Ended          Nine Months Ended
                                                   September 30               September 30
                                                1997         1996          1997          1996
                                                ----         ----          ----          ----
Net sales                                   $   149,381  $   170,598  $    269,401   $   292,658

Cost of sales                                    96,671      110,728       179,943       194,753
                                            -----------  -----------  ------------   -----------
                                                 52,710       59,870        89,458        97,905

Royalty income                                      755        1,128         2,809         2,318

Selling, general & administrative expenses       42,314       40,725        91,674        87,012
                                            -----------  -----------  ------------   -----------

Income from operations                           11,151       20,273           593        13,211

Other income                                        279          119           303           327
                                            -----------  -----------  ------------   -----------

Income before interest expense
  and income taxes                               11,430       20,392           896        13,538

Interest expense                                  2,050        2,259         4,543         4,021
                                            -----------  -----------  ------------   -----------

Income (loss) before income taxes                 9,380       18,133        (3,647)        9,517

Income taxes (benefit)                            3,824        7,262        (1,386)        3,845
                                            -----------  -----------  ------------   -----------

Net income (loss)                           $     5,556  $    10,871  ($     2,261)  $     5,672
                                            ===========  ===========  ============   ===========

Net income (loss) per share                 $       .20  $       .40  ($       .08)  $       .21
                                            ===========  ===========  ============   ===========

Average common and common
  equivalent shares                          27,859,842   27,417,379    27,840,065    27,031,537
                                            ===========  ===========  ============   ===========


See accompanying notes.

                               STARTER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Nine Months Ended
                                                       September 30, 1997      September 30, 1996
                                                       ------------------      ------------------
Cash flows from operating activities
Net income (loss)                                           $ (2,261)                 $  5,672
Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
  Depreciation and amortization                                3,113                     2,375
  Provision for bad debts                                        (74)                    1,810
  Deferred income taxes                                        1,921                       442
Changes in operating assets and liabilities:
     Accounts receivable                                     (38,972)                  (60,981)
     Inventories                                             (17,786)                  (27,005)
     Prepaid expenses and other assets                        (4,087)                    9,035
     Accounts payable and accrued expenses                     8,448                     9,442
                                                            --------                  --------
Net cash used by operating activities                        (49,698)                  (59,210)

Cash flows from investing activities
  Purchase of property, plant and equipment                   (1,398)                     (542)
  Other, net                                                  (2,988)                     (395)
                                                            --------                  --------
Net cash used by investing activities                         (4,386)                     (937)

Cash flows from financing activities
  Repayment of long-term borrowings                           (2,672)                     (342)
  Net borrowings on credit arrangements                       57,497                    59,119
  Net proceeds from sale of common stock                          88                        97
                                                            --------                  --------
Net cash provided by financing activities                     54,913                    58,874
                                                            --------                  --------

    Net increase (decrease) in cash and cash equivalents         829                    (1,273)
Cash and cash equivalents - beginning of period                2,995                     4,506
                                                            --------                  --------

Cash and cash equivalents - end of period                   $  3,824                  $  3,233
                                                            ========                  ========


See accompanying notes.

                               STARTER CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2)    Inventories

Inventories were as follows (in thousands):

                                    September 30     December 31    September 30
                                            1997            1996            1996
                                            ----            ----            ----
Raw materials                           $ 21,798        $ 16,580        $ 25,749
Finished goods                            73,429          60,384          79,878
                                        --------        --------        --------
                                        $ 95,227        $ 76,964        $105,627
                                        ========        ========        ========

3)    Credit Arrangement

On September 24, 1997, the Company's three year $125 million secured revolving credit facility ("the credit facility"), was amended to provide, among other items, an increase in seasonal overadvances and a relaxation of certain financial covenants. The credit facility provides for a seasonal increase to $160 million from April 15 to October 15 each year. Borrowings under the credit facility are subject to various limitations based upon eligible receivables and inventory, as defined, of the Company and its subsidiaries. The credit facility, which expires on May 31, 2000, contains covenants requiring certain defined ratios, including debt to net worth, EBIT (earnings before interest and taxes) to interest, and net income (loss), among others, and places restrictions on capital expenditures and capital lease obligations, payment of dividends, distributions, mergers and consolidations. Amounts outstanding under the credit facility accrue interest at either the bank's base lending rate or a rate which can range from 1.0 to 2.375 percentage points per annum, as defined, above LIBOR, at the Company's option. The Company is required to pay an annual fee which can range from .25 to .50 percentage points, as defined, on the credit facility. The credit facility is secured by substantially all of the Company's assets.

4)    Acquisition of Galt Sand Company and Subsidiaries

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

                               Three Months Ended            Nine Months Ended
                               September 30, 1996           September 30, 1996
                               ------------------           ------------------
                                    (in thousands, except per share data)

Net sales                            $174,455                     $306,212
Net income                              9,808                        2,306
Net income per share                 $    .35                     $    .08

The results are not necessarily indicative of the results of operations of the combined companies that would have occurred had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

5)    Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. The statement requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes common stock equivalents, such as stock options, and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents, such as stock options, were exercised. The Company will adopt this statement in the first quarter of fiscal 1998 and expects the effect on EPS not to be material.

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

Results of Operations

On August 9, 1996, Starter Galt, Inc., a wholly-owned subsidiary of the Company, purchased substantially all of the assets and assumed all recorded liabilities of Galt Sand Company and its subsidiaries ("Galt"). Galt was engaged in the wholesale apparel business and operated 18 factory outlet stores. The discussion below relates to the results of operations of the Company on a historical basis for the three and nine month periods ended September 30, 1997 and 1996 (including the results of Galt's operations since August 9, 1996).

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of operations.

                                       Three Months Ended      Nine Months Ended
                                           September 30,         September 30,
                                         1997       1996       1997        1996
                                         ----       ----       ----        ----

Net Sales                                 100%       100%       100%        100%

Gross Margin                             35.3       35.1       33.2        33.5

Royalty income                             .5         .7        1.0          .8

Selling, general &
  administrative expenses                28.3       23.9       34.0        29.7

Other income                               .2         --         .1          .1

Interest expense                          1.4        1.3        1.7         1.4

Net income (loss)                         3.7        6.4        (.8)        1.9

Net sales for the three and nine month periods ended September 30, 1997 decreased approximately 12.4% and 7.9%, respectively, as compared to the three and nine month periods ended September 30, 1996. The decreases are primarily attributable to the reduced consumer apparel demand for licensed products, primarily outerwear. Also contributing to the licensed sales declines were the lack of Olympic licensed product sales in 1997 which accounted for 3% and 6% of total sales for the three and nine month periods ended September 30, 1996, respectively.

Gross profit for the three and nine month periods ended September 30, 1997 was $52.7 million and $89.5 million, respectively, as compared to $59.9 and $97.9 million for the three and nine month periods ended September 30, 1996, respectively. The gross profit margin as a percentage of sales increased slightly during the third quarter of 1997 to 35.3% as compared to 35.1% for the third quarter of 1996. For the nine months ended September 30, 1997 the gross margin as a percent of sales decreased to 33.2% as compared to 33.5% for the nine months ended September 30, 1996. The decrease is primarily attributable to retail pressures associated with increased competition and continued slowdown of licensed product at the retail level.

Royalty income for the three months ended September 30, 1997 decreased $.3 million as compared to the three months ended September 30, 1996. However, for the nine months ended September 30, 1997 royalty income increased $.5 million, primarily as a result of the addition of new domestic licensees.

Selling, general and administrative expenses increased to $42.3 million or 28.3% of net sales and $91.7 million or 34.0% of net sales for the three and nine months ended September 30, 1997, respectively, as compared to $40.7 million or 23.9% and $87.0 million or 29.7% for the three and nine months ended September 30, 1996, respectively. The increases are primarily attributable to increased employee compensation and outlet store expenses associated with the Galt acquisition. Additionally, higher marketing costs resulted from the accelerated timing of certain advertising programs this year as compared to the prior year periods.

Interest expense for the nine months ended September 30, 1997 increased 11.5% as compared to the comparable period in 1996 primarily due to increased interest rates and increased average borrowings needed to finance operations, due in part, to the Galt acquisition.

The Company's effective tax rate for the nine months ended September 30, 1997 was approximately 38%. While management believes it is more likely than not that the deferred tax assets recorded at September 30, 1997 are recoverable, there are no assurances that management's ongoing assessment of recoverability will not result in recording valuation allowances in the future. The continued recognition of all, or a portion, of the deferred tax assets will depend, in part, on the Company's ability to generate sufficient future taxable income.

Liquidity and Capital Resources

The Company's working capital at September 30, 1997 was $66.5 million as compared to $73.2 million at December 31, 1996 and $80.4 million at September

30, 1996. The decrease from December 31 is primarily attribute to the loss for the nine months ended September 30, 1997. Cash used by operations for the first nine months of 1997 was $49.7 million compared to $59.2 million for the comparable 1996 period.

On September 24, 1997, the Company's three year $125 million secured revolving credit facility ("the credit facility"), was amended to provide for, among others, an increase in seasonal overadvances and relaxation of certain financial covenants. Compliance with the amended agreement will be dependent upon the Company's ability to achieve the necessary profitability. Management believes that if it doesn't achieve the necessary profitability, that it will be able to maintain adequate financing. The credit facility provides for a seasonal increase to $160 million from April 15 to October 15 each year. Borrowings under the credit facility are subject to various limitations based upon eligible receivables and inventory, as defined, of the Company and its subsidiaries. The credit facility, which expires on May 31, 2000, contains covenants requiring certain defined ratios, including debt to net worth, EBIT (earnings before interest and taxes) to interest, and net income, among others, and places restrictions on capital expenditures and capital lease obligations, payment of dividends, distributions, mergers and consolidations. Amounts outstanding under the credit facility accrue interest at either the bank's base lending rate or a rate which can range from 1.0 to 2.375 percentage points per annum, as defined, above LIBOR, at the Company's option. The Company is required to pay an annual fee which can range from .25 to .50 percentage points, as defined, on the credit facility. The credit facility is secured by substantially all of the Company's assets.

Cash generated by operations, together with funds expected to be available under the credit facility are expected, under current conditions, to be sufficient to finance the Company's planned operations for the foreseeable future.

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those set forth in such statements due to various factors. Such factors include product demand and market acceptance risks, the effect of changing economic conditions, the impact of competitive products and pricing risks associated with product development and the effect of the Company's accounting policies and other risk factors detailed above.

Part II - Other Information

Item 6:  Exhibits and reports on Form 8-K

(a)   Exhibits

        10.34   Second Amendment Agreement dated September 24, 1997

        11 Computation of net loss per share for the three and nine month periods ended September 30, 1997 and September 30, 1996

        27      Financial Data Schedule

(b)   Reports on Form 8-K

                There were no Reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       STARTER CORPORATION



DATE:  November 13, 1997               /s/ Lawrence C. Longo, Jr.
                                       -----------------------------
                                       Lawrence C. Longo, Jr.
                                       Chief Financial Officer and
                                       Chief Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               STARTER CORPORATION



DATE:  November 13, 1997               ----------------------------------
                                       Lawrence C. Longo, Jr.
                                       Chief Financial Officer and Chief
                                       Accounting Officer

                                  EXHIBIT INDEX

Exhibit                                                                   Page
Number              Description                                          Number
------              -----------                                          ------
10.34               Second Amendment Agreement
                    dated September 24, 1997

11                  Computation of net loss, etc.

27                  Financial Data Schedule