Form 10-K
period 1997-12-31
STARTER CORP
filed 1998-04-03
CIK 897507

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1997

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                             For the period from to
                         Commission File Number: 1-11812

                               STARTER CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                06-0872266
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

    370 James Street,  New Haven, CT                       06513
(Address of principal executive offices)                 (Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 20, 1998, the aggregate market value of Common Stock held by nonaffiliates of the registrant was $26,959,590.

As of March 20, 1998, 27,886,049 shares of Common Stock were outstanding.

Documents Incorporated by Reference. Parts of Registrant's Proxy Statement for the Annual Meeting of stockholders to be held on May 19, 1998 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               STARTER CORPORATION
                                  ANNUAL REPORT
                                  ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

         PART I..............................................................1

ITEM 1.  Business........................................................... 1

ITEM 2.  Properties..........................................................9

ITEM 3.  Legal Proceedings...................................................9

ITEM 4.  Submission of Matters to a Vote of Security Holders.................10

         PART II.............................................................10

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters.............................................................10

ITEM 6.  Selected Financial Data.............................................10

ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................12

ITEM 8.  Consolidated Financial Statements and Supplementary Data............19

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................39

         PART III........................................................... 40

ITEM 10. Directors and Executive Officers of the Registrant..................40

ITEM 11. Executive Compensation..............................................40

ITEM 12. Security Ownership of Certain Beneficial Owners and Management......40

ITEM 13. Certain Relationships and Related Transactions......................40

         PART IV............................................................ 41

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....41

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

Starter is a leading designer and marketer of quality apparel associated with sports, leisure and entertainment. Starter is a premier licensee of apparel bearing the names, logos and insignia of sports teams and leagues under licenses granted by the major North American professional sports leagues: Major League Baseball ("MLB"), the National Basketball Association ("NBA"), the National Football League ("NFL") and the National Hockey League ("NHL"). The Company believes that the Starter brand name and the "S-and-Star" logo have achieved wide recognition through their association with prominent professional coaches, managers, athletes and entertainers. Starter also is an apparel licensee for approximately 150 colleges and universities in North America.

The Company sells its products to approximately 4,000 retail accounts throughout the United States, to retailers in Europe through its subsidiary Starter Europe, B.V., and to independent distributors in Europe and the Pacific Rim. In addition to the Company's wholesale business, the Company's subsidiary, Starter Outlet Stores, Inc., ("Outlet Stores") operates 30 outlet stores throughout the United States to provide for an organized distribution of excess and noncarryover merchandise. Approximately 90% of the Company's products, the majority of which are produced in the Far East, are manufactured by independent contractors. The Company has not experienced any major interruptions in product deliveries during the last four years and believes that these foreign manufacturers have not experienced difficulties in obtaining sufficient supplies of raw material in the past. The Company, through its subsidiary Starter Galt, Inc., maintains a 250,000 square foot facility for distribution, screen printing and embroidery of t-shirts and fleece in Cedar Rapids, Iowa. The Company believes it has good relations with a number of suppliers of raw materials for its domestic manufacturing operations; however, there can be no assurance that the adequacy of the supply of material will continue.

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

The following table describes the product offerings and features in each of the Company's four product categories:

Category                       Product Offerings                        Product Features
--------                       -----------------                        ----------------

Outerwear                      insulated and uninsulated jackets,       appliqued or embroidered logos
                               windwear                                 and designs

Activewear                     fleece pants and tops; polo shirts;      appliqued or embroidered logos
                               shorts; warm-up suits, uniforms          and designs

Headwear and Accessories       coaches caps; travel bags                embroidered logos and designs

Printables                     T-shirts; shorts; fleece, pants and
                               tops                                     silk-screened logos and designs

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

The following chart describes the year in which the Company commenced its relationship with each league, each league's authentic licensing program and the authentic products offered by the Company:


Professional     Year Started       Authentic          Authentic
League           with League        Program            Products
------           -----------        -------            --------


                                                     Outerwear on the field and
   MLB               1979      Diamond Collection    in the bullpen; team bags


                                                     Outerwear; polo shirts;
   NBA               1981        NBA Authentics      team bags; activewear


                                                     Outerwear; activewear;
                                                     headwear; accessories;
   NFL               1983        Pro Line            printables


                                                     Exclusive outerwear;
                                                     headwear; polo shirts; team
   NHL               1980        Center Ice          bags

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

License Agreements

Starter has agreements with the licensing agencies of all four of the major North American professional sports leagues: MLB, the NBA, the NFL and the NHL. The Company's licenses generally entitle it to use league and member team colors, symbols and logos. The Company negotiates separate licenses with the leagues for distribution of products internationally. In addition, the Company has negotiated agreements covering apparel for approximately 150 colleges and universities in North America. The large majority of Starter's licensed products are sold under non-exclusive licenses. Competition, in most cases, is limited by the number and kinds of licenses granted. The leagues classify licenses by product category and closely monitor the quality of each licensees' products.

A substantial majority of the Company's licenses require a royalty to be paid based on a percentage of net sales. Royalties vary by product, though the Company believes all licensees in a product category pay the same royalty for that product to a particular league. Each licensee negotiates minimum royalty payments, the length of the contracts, and the terms of renewal options with each league. Starter's current agreements include royalty rates ranging from 6% to 15% for United States and foreign sales. These rates may be increased from time to time upon prior notice. Minimum payments are applied against royalty fees either over the term of a contract or annually, depending on the contract. In addition, the licensing arrangements generally require payments by the Company to certain promotional programs sponsored by the leagues.

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


Major League Baseball. The Company entered into a contract for outerwear, activewear and printables that extends through 1999. The Company also has a contract for headwear through 1998 pending renewal approval. In addition, the Company is a member of the MLB Authentic Diamond Collection. The Company's licensing agreement with MLB began in 1979. The Company is the exclusive provider of on-the-field outerwear to MLB through 1999.

National Basketball Association. In January 1997 the Company entered two license agreements with the NBA; the first of which commenced on August 1, 1997 and provides for the distribution of outerwear, activewear, printables and headwear as well as the NBA Authentic line, the second agreement grants the Company exclusive rights to the NBA championship t-shirt and hat. These agreements expire on July 31, 2001.

National Football League. In April 1996, the Company entered into new licensing agreements with the NFL for distribution of outerwear, activewear, printables and headwear in the United States for a term expiring in 1999, including the right to continue to participate in the NFL Pro Line Collection.

National Hockey League. In March 1993, Starter entered into license agreements with the NHL for distribution of outerwear, activewear, printables and headwear in the United States for terms expiring at various times through June 30, 1999, including the right to continue to participate in the NHL Center Ice program.

Colleges and Universities. The majority of the colleges and universities are licensed through the Licensing Resource Group, Inc. and the Collegiate Licensing Company. The Company has a number of licenses presently outstanding representing approximately 150 colleges and universities in North America. The terms of these licenses vary.

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

Players, coaches and managers wearing Starter products provide visibility and reinforce the product's authentic quality. In the case of MLB, only Starter jackets, with the Company's logo featured prominently on the left sleeve, may be worn by players, coaches and managers on the field and in the bullpen. Examples of prominent athletes wearing Starter products are: Emmitt Smith (National Football League MVP, All-Pro and Super Bowl MVP), Jerome Bettis (National Football League All-Pro), Cal Ripken, Jr. (Major League Baseball MVP and All-Star, holder of MLB record for most consecutive games played), and Mark Messier (National Hockey League MVP and All-Star).

In 1997, Starter launched an integrated marketing campaign featuring one of the nation's hottest hip-hop DJ, Funkmaster Flex, to reach the influential urban consumer. Starter has also partnered with the Steve Rifkind Company (SRC) and its "Street Team" to reinforce its name and clothing in the urban marketplace.

The Company advertises its licensed and branded products in national media, including television, trade publications, newspapers and magazines, such as Sports Illustrated, Sports Illustrated for Kids and VIBE. The Company's advertising is seasonal in both print and television media, with minimal advertising in the summer. Starter also promotes its products through donations to sports teams, as well as through the use of point-of-sale promotional materials. In addition, Starter is actively involved in community and educational programs, such as the JC Penney/Starter NFL Take A Player to School/Program, the Play Football Craze, and various local football clinics and school partnership programs.

Starter also benefits from the many celebrities on television and in film wearing Starter products. From hats to jackets, Starter apparel has appeared in top-rated television programs, such as ER, Seinfeld, Friends, The Drew Carey Show, Mad About You, Suddenly Susan, The Nanny, Dharma and Greg, NYPD Blue, and in various major motion pictures.

Sales and Distribution

United States Distribution. Approximately 80%, 90% and 90% of Starter's net sales for the fiscal years ended 1997, 1996 and 1995, respectively, were made to approximately 400 accounts, including sporting and licensed goods stores and selected department stores. The Company also distributes its products through military PX stores and college bookstores.

Net sales to JC Penney totaled 15%, 14% and 11% of net sales for the years ended 1997, 1996 and 1995, respectively. In addition, the Kinney Group, which is owned by F.W. Woolworth, and includes Foot Locker, Kids Foot Locker, Lady Foot Locker, Foot Locker Europe, Going to the Game, Champs Sports and Athletic X-Press, accounts for a significant portion of Starter's net sales (4%, 5% and 10% for the years ended 1997, 1996 and 1995, respectively). The Company does not view the Kinney Group as a single account since each group of sport specialty stores makes independent buying decisions, nevertheless, Kinney Group is the single payer for sales to these stores. No other single customer accounted for more than 10% of net sales in the years ended 1997, 1996 and 1995. The Company's ten largest accounts represented approximately 36%, 33% and 33% of total net sales for the years ended 1997, 1996 and 1995, respectively.

Starter sells its products in the United States primarily through 10 independent sales representative organizations with approximately 70 domestic retail sales representatives, with some direct sales for major accounts. The Company has sales management to monitor these sales representatives. Regional and national sales meetings are held during the course of the year.

International Distribution. Net sales to international customers during 1997, 1996 and 1995 were as follows:


                                            1997            1996            1995
                                            ----            ----            ----

Western Europe                       $25,400,000     $23,000,000     $21,200,000

Other (Primarily Pacific
  Rim and Australasia)               $ 3,600,000     $ 2,000,000     $ 3,800,000
                                     -----------     -----------     -----------

                                     $29,000,000     $25,000,000     $25,000,000
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

Foreign Operations

A substantial portion of the Company's products are manufactured by over 100 independent contractors located in foreign countries. The Company has an office in Hong Kong to help ensure quality control and to assist in the sourcing and purchasing of the products. The Company's contracts require delivery of products to the Company's international freight forwarder, who arranges for shipment to the Company. The Company's import operations are subject to constraints imposed by bilateral textile agreements. Bilateral textile agreements, which are trade agreements between the United States and various foreign nations, impose quotas on imported apparel products from such nations. Although the Company does not regard these agreements as normally limiting the size of the Company's operations, the Company may be adversely affected to varying degrees in a specified period by the exhaustion, cut-back or reallocation of any supplier country's quota relating to a category of goods. In addition, the Company's operations may be adversely affected by political and financial instability resulting in the disruption of trade from foreign countries in which the Company's contractors and suppliers are located, the imposition of additional regulations relating to imports, or duties, taxes or other charges on imports. The Company is unable to predict whether any additional regulations, duties, taxes, quotas or other charges may be imposed on the importation of its products. The imposition of any of these items could result in increases in the cost of such imports and affect the sales or profitability of the Company. In addition, the inability of a manufacturer to ship some or all of the Company's orders in a timely manner could adversely affect the Company's ability to deliver products to its customers on time. Delays in delivery could result in missing certain retailing seasons with respect to some or all of the Company's products or could otherwise adversely affect the Company. All of the Company's products manufactured abroad are paid for in U.S. dollars. Accordingly, the Company does not currently engage in any currency hedging transactions.

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

Environmental

Given the nature of the Company's operations (the manufacture and distribution of finished clothing products), the Company's facilities are not subject to extensive environmental regulation in comparison to other industries. The Company's facilities have permits for the discharge of wastewater as required by the Clean Water Act. Other laws that could apply to the Company include federal air, solid and hazardous waste reporting laws and regulations, including the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901 et seq., and the Emergency Planning and Community Right-to-Know Act as well as related state statutes. However, the Company's operations to date do not require the Company to obtain permits under these or other environmental statutes.

Competition

The licensed apparel industry is competitive in the United States and on a worldwide basis. The industry had significant growth during the past ten years, and such growth has been accompanied by an increase in competition.

The Company experiences substantial competition in most of its product categories from a number of well established companies, some of which have greater financial resources and manufacturing capabilities than the Company. The Company's primary competitors vary among product lines and include Adidas, Champion Products, Fruit of the Loom, The Game, Tultex, Nike Inc., Reebok International, Ltd., Russell Corporation, Sports Specialties and VF Corporation. In addition, certain competitors have increased marketing efforts in an attempt to increase brand recognition. Starter differentiates products on the basis of price, quality, style and distribution channels. The quality of the Company's products and consumer recognition of the brand and logo ("S-and-Star") is important for the Company to remain a leading licensee of the major professional sports leagues as well as many colleges and universities. Increased competition by existing and future competitors could result in reductions in sales and prices of Company products and could materially adversely affect the Company's profitability.

Employees

The Company had approximately 1000 employees at December 31, 1997. Management considers its relationship with its employees to be good. None of the Company's employees are represented by a union. The Company has never experienced a work stoppage.

ITEM 2.  Properties

Following is a summary of the principal properties owned or leased by the Company. The Company's leases expire at various times through 2008.

                             Corporate Headquarters
                             ----------------------

                New Haven, Connecticut (2 locations) - one owned
                  (220,000 square feet) and one leased (30,000
                                  square feet).

                    Manufacturing and Distribution Facilities
                    -----------------------------------------

                Memphis, Tennessee - leased, 450,000 square feet
                Cedar Rapids, Iowa - leased, 250,000 square feet

ITEM 3.  Legal Proceedings

The Company is a party to various lawsuits incidental to its business which management believes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the 1997 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is listed on the New York Stock Exchange and trades under the symbol STA. At March 20, 1998, there were 1,469 holders of record of the Company's common stock.

The high and low sales price for each quarter during the last two years follows:

                                          1997                      1996
                                    High         Low         High          Low
                                    ------------------------------------------

First Quarter                      $7          $4 5/8       $8 3/8       $5 3/8
Second Quarter                      5 1/2       4 1/2        9 3/4        8
Third Quarter                       5 1/8       4            8 7/8        5 5/8
Fourth Quarter                      4 3/8       2 3/4        6 1/2        5 1/4


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

Statement of Operations Data:

                                            Year Ended December 31,
                           1997 (1)       1996        1995      1994 (2)       1993
                          ---------    ---------   ---------   ---------    ---------
                                    (in thousands, except per share data)
Net sales                 $ 350,229    $ 405,961   $ 363,412   $ 377,765    $ 359,854
(Loss) income
    from operations         (24,224)       8,333       7,243      (5,452)      43,651
(Loss) income before
    income taxes and
    extraordinary items     (31,393)       3,132       2,288      (9,731)      40,101
(Loss) income before
    extraordinary items     (36,937)       1,877       1,223      (4,819)      28,568

                                                     Year Ended December 31,
                        1997 (1)       1996        1995      1994 (2)       1993
                       ---------    ---------   ---------   ---------    ---------
                                 (in thousands, except per share data)

Net (loss) income        (36,937)       1,877       1,223      (4,819)      25,255
Net (loss) income
    per share (3)       ($  1.33)   $     .07   $     .05    ($   .18)


                                             At December 31,
                          1997         1996        1995        1994         1993
                       ---------    ---------   ---------   ---------    ---------
Balance Sheet Data:
Working capital        $  33,957    $  73,183   $  71,826   $  71,716    $  82,248

Total assets             160,521      188,895     167,686     195,521      156,572

Long-term debt             4,642        5,852       7,828       9,582       11,463

Total liabilities         93,086       85,642      72,843     102,011       58,354

Stockholders' equity      67,435      103,253      94,843      93,510       98,218

Distribution (4)                                                            38,424

------------------------------
(1) The net loss for the year is primarily attributable to the rapid unexpected deterioration in the athletic apparel industry in 1997 and the resulting decreases in sales levels and margins. These decreases resulted in the inability of the Company to recover its fixed selling, general and administrative expenses which had increased significantly in 1997 due to investments made in anticipation of growth in sales.

(2) The net loss for the year is primarily the result of third and fourth quarter write-downs related to inventory, as well as an accrual for royalties and commissions. These write-downs were primarily due to inventory purchases which did not result in sales, primarily due to the suspension of play by Major League Baseball, the delay in the beginning of the National Hockey League season and a warmer than normal winter.

(3) Per share data is not presented for 1993 since such data is not meaningful due to the Company's change in income tax status and new capital structure during 1993, as a result of the termination of S Corporation election for federal income tax purposes and the IPO.

(4) Distributions to stockholders are primarily the accumulated earnings during the S Corporation period. The Company has not paid dividends to stockholders since it completed the IPO and the Company does not have any plans to pay dividends in the foreseeable future.

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

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those set forth in such statements due to various factors. Such factors include product demand and market acceptance risks, the effect of changing economic conditions, the impact of competitive products and pricing risks associated with product development and other risk factors detailed above.

RESULTS OF OPERATIONS

On August 9, 1996, Starter Galt, Inc., a wholly owned subsidiary of the Company, purchased substantially all of the assets and assumed all recorded liabilities of Galt Sand Company and its subsidiaries ("Galt"). Galt is engaged in the wholesale apparel business and operates 18 factory outlet stores.

The discussion below relates to the results of operations of the Company on a historical basis for the years ended December 31, 1997, 1996 and 1995 (including the results of Galt's operations since August 9, 1996).

                                                   Year Ended December 31,
                                              1997          1996          1995
                                              --------------------------------

Net sales                                      100%          100%          100%

Cost of sales                                (70.0)        (68.6)        (68.3)
                                             -----         -----         -----

Gross profit                                  30.0          31.4          31.7

Royalty income                                 1.1            .9            .8

Selling, general and
  administrative expenses                    (38.0)        (30.0)        (30.5)

Restructuring charge                            --           (.2)           --
                                             -----         -----         -----

(Loss) income from
  operations                                  (6.9)          2.1           2.0

Other income (expense)                                        .1            .1

Interest expense                              (2.1)         (1.4)         (1.5)
                                             -----         -----         -----

(Loss) income before
  income taxes                                (9.0)           .8            .6

Income taxes                                  (1.6)          (.3)          (.3)
                                             -----         -----         -----

Net (loss) income                            (10.6)%          .5%           .3%
                                             =====         =====         =====


1997 Compared to 1996

The net loss for the year is primarily attributable to the rapid unexpected deterioration in the athletic apparel industry in 1997 and the resulting decreases in sales levels and margins. These decreases resulted in the inability of the Company to recover its fixed selling, general and administrative expenses which had increased significantly in 1997 due to investments made in anticipation of growth in sales. In 1996 and 1997, the Company made investments and built an infrastructure to support a business that had experienced growth in the past and was expected to continue to grow. In addition to anticipated general growth arising from the industry as a whole, the Company believed that its acquisitions provided a vehicle to support further increases in its market share. Sales for the first six months of 1997 were in line with internal projections. The market place began to soften in the last half of 1997 and, at that time, the Company began a plan to reduce selling, general and administrative expenses. Several changes were made in the management team, including the elimination of several positions. The cost containment initiatives are expected to result in reduced costs during 1998 via reductions in the Company's workforce, reductions in unprofitable outlet store operations, more cost effective marketing initiatives and other spending reductions. However, there can be no assurance such cost containment initiatives will result in the Company's return to profitability.

Net sales for 1997 were $350.2 million as compared to $406.0 million in 1996, a 13.7% decrease. Licensed product sales declined 15.7% to $301.3 million in 1997 as compared to $357.5 million in 1996 while sales of Starter Branded and non-licensed products were $48.9 million as compared to $48.5 million in 1996. The decrease in licensed sales during 1997 was partially due to an oversaturation of licensed apparel at retail as well as an overall decline in the athletic apparel industry resulting from: (1) retail consolidation; (2) reduced consumer demand due to a variety of reasons, including a shift in buying patterns from licensed to branded apparel; and (3) excess capacity in the apparel industry which resulted in significant promotional activity and discounting. Also contributing to the licensed decline was the lack of Olympic licensed product sales, which accounted for $17.0 million in sales in 1996. By category, the decrease in sales during 1997 was primarily attributed to decreased sales of outerwear and accessories. Outerwear sales in 1997 declined $41.0 million to $149.5 million due to (1) a warmer than normal Fall selling season and (2) changes in consumer buying patterns toward outerwear apparel and
(3) retail consolidation. Accessory sales in 1997 decreased $15.6 million to $31.1 million due to reduced consumer demand and the lack of Olympic sales in 1997.

Gross profit in 1997 was $105.0 million or 30.0% of net sales as compared to $127.3 million or 31.4% of net sales in 1996. The decline in gross margin percentage during 1997 was primarily related to unabsorbed distribution and manufacturing costs associated with the 1997 decline in sales volume as well as decreased margins due to the significant excess of product at retail which resulted in higher than normal promotional activities. During 1997 the Starter outlet stores generated gross margin percentage of 27.6% on sales of $31.2 million as compared to a gross margin percentage of 39.2% on sales of $19.3 million during 1996. The decline in the outlet gross margin during 1997 is attributable to the continuing retail pressures associated with increased competition and the continued softness of the licensed apparel market.

Royalty income for 1997 increased 8.8% to $3.7 million as compared to $3.4 million in 1996, primarily as a result of the addition of new domestic licensees.

Selling, general and administrative expenses in 1997 were $133.0 million or 38.0% of net sales as compared to $121.7 million or 30.0% of net sales in 1996. The increased selling, general and administrative expenses are primarily attributable to increased employee compensation and outlet store expenses. Employee compensation increased to 6.9% of net sales in 1997 as compared to 5.0% of net sales in 1996 as a result of the acquisition of Galt in 1996 and a European distributor in 1997, as well as increased severance costs associated with planned personnel reductions late in 1997. Outlet store expenses increased to $11.6 million as compared to $7.0 million as a result of acquisition of Galt which had 18 stores at the acquisition date. At December 31, 1997 and 1996, the Company owned 33 outlet stores. Royalties and commissions increased to 11.9% of net sales in 1997 as compared to 11.4% of net sales in 1996 primarily as a result of overall increased royalty rates paid to licensors.

Interest expense during 1997 increased to $7.3 million from $5.6 million during 1996 as a result of higher borrowings needed to finance operations during 1997 as well as higher effective borrowing rates and increased loan fees associated with the Company's loan amendments during 1997.

Income tax expense of $5.5 million primarily relates to the recognition of a deferred tax asset valuation allowance in 1997 against deferred tax assets previously recorded, as management believes it is more likely than not that such deferred tax assets will not be utilized in the near term.

1996 compared to 1995

Net sales increased 11.7% to $406.0 million in 1996 as compared to $363.4 million in 1995. The increase is primarily related to Galt, which had sales of $28.0 million since August 9, 1996. Exclusive of Galt, net sales increased $14.5 million, or 4.0%, during 1996, primarily driven by increased Starter Brand sales of $7.7 million and increased licensed sales of $6.8 million. The increase in net sales is due to increased volume, which is consistent throughout each product category.

Gross profit for 1996 was $127.3 million, or 31.4% of net sales, as compared to $115.1 million, or 31.7%, in 1995. The gross profit margin was reduced by 2.7% and 2.9% in 1996 and 1995, respectively, by the disposition of excess inventory at prices equal to or below costs. The gross margin in 1996 was also impacted by increased distribution costs of .6% as a result of additional personnel needed at the Company's Memphis distribution facility to handle the peak season requirements of retail customers.

Royalty income for 1996 was $3.4 million as compared to $3.1 million in 1995. The increase is primarily related to increased domestic licensees offset by reduced royalties from international distributors.

Selling, general and administrative expenses for 1996 were $121.7 million, or 30% of net sales, as compared to $111.0 million, or 30.5% of net sales in 1995. Galt's selling, general and administrative expenses since August 9, 1996 were $4.9 million, or 1.2% of consolidated net sales.

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

Liquidity and Capital Resources

The Company's working capital decreased to $34.0 million at December 31, 1997 as compared to $73.2 million at December 31, 1996, primarily as a result of decreases in accounts receivable and inventory, and additional borrowings. Accounts receivable decreased $17.5 million primarily as a result of a $32.2 million decrease in net sales during the fourth quarter of 1997 as compared to the fourth quarter of 1996. Inventory at December 31, 1997 decreased to $71.9 million from $77.0 million at December 31, 1996 primarily as a result of the Company's ability to adjust purchasing levels throughout 1997 to support revised decreased sales levels. The Company's notes payable at December 31, 1997 increased to $41.6 million from $34.7 million as additional borrowings were needed to fund the Company's operations due to the significant 1997 loss.

On March 31, 1998 the Company's three year secured revolving credit facility ("the credit facility") was amended to provide for, among other items, an increase in permitted overadvances, increased advance rates and the elimination of certain financial covenants. The $130,000,000 credit facility provides for a seasonal increase up to a maximum $160,000,000 from April 1 through January 15 of each year, however, obligations outstanding under the credit agreement can not exceed $85,000,000 for a period of 30 days during the first quarter of each year. Borrowings under the credit facility are subject to various limitations based upon eligible receivables and inventory, as defined, of the Company and its subsidiaries. Additionally, the credit facility provides for permitted overadvances of $22,000,000 to fund seasonal working capital requirements from January 1 to October 15 each year. From October 15, 1998 to December 31, 1998 the permitted overadvance decreases to $7,500,000. Under terms of the credit facility, the Chairman and Chief Executive Officer of the Company, (the "guarantor") who is also the majority stockholder of the Company, has guaranteed up to $22,000,000 of the credit facility. The guarantee may be terminated upon written notice to the banks by the guarantor. However, it is not the intent of the guarantor to terminate the guarantee during 1998. Any reduction in the guarantee will simultaneously reduce dollar for dollar the amount of any permitted overadvance. The credit facility, which expires March 31, 2001, contains a covenant requiring minimum net worth of $45 million plus 50% of the Company's cumulative net income, if any, for each fiscal year ending on or after December 31, 1998. The covenant is to be tested annually at the end of each fiscal year of the Company. The credit facility further places restrictions on distributions, mergers and asset acquisitions, as defined, and requires the Company to enter into interest rate protection arrangements satisfactory to the banks for a notional amount of $35,000,000. The credit facility also contains other typical terms of default, as defined, including the termination of the guarantee.

Amounts outstanding under the credit facility accrue interest at either the bank's base rate plus 1% or at LIBOR plus 3%, at the Company's option. The Company is required to pay a 2% fee on the face amount of each letter of credit issued under the credit facility and an annual fee, which can range from .375% to .5% percentage points, as defined, on the credit facility. In addition, the Company was required to pay a transaction fee of 2% on the maximum available credit facility to the banks in connection with the amended agreement. The credit facility is secured by substantially all of the Company's assets.

Prior to entering into the March 31, 1998 amendment, the Company entered into a forbearance agreement on February 13, 1998 as a result of the Company's inability to meet its then existing covenants. The forbearance agreement, which was to expire on March 31, 1998, provided for a permitted overadvance of $15,000,000, a portion of which was also guaranteed by the Company's Chairman and Chief Executive Officer.

Cash generated from operations, together with the Company's existing revolving credit agreement, is expected, under current conditions, to be sufficient to finance the Company's planned operations in 1998.

Year 2000 Conversion

The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the year 2000 and beyond. In continuing efforts to become more productive and competitive, the company has begun to replace significant portions of its software and some of its hardware so that its computer systems will function properly with respect to dates related to the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

The Company's comprehensive system conversion initiative, which encompasses the Year 2000 issues, is being managed by a team of experienced internal and external professionals. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The initiative encompasses all business systems, including administrative, manufacturing and distribution equipment that utilize microprocessors. Project completion is expected by early 1999. While the company believes its plans are adequate to address its Year 2000 concerns, many factors could affect its ultimate success including, but not limited to the continued availability of outside resources and sufficient financing. The project is not expected to exceed $10 million in cost, some of which is potentially capitalizable. Through December 31, 1997 the Company has incurred costs of $3,000,000 related to the project. This cost range is based on management's best estimates, which were derived utilizing assumptions about future events. The results could differ materially from those anticipated subject to uncertainties regarding the availability of resources and the impact of the issue on key suppliers and customers among others.

Future Accounting Changes

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This standard requires that the company disclose total comprehensive income, which includes net income and other transactions which bypass the income statement. In 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard establishes new requirements for reporting segments information. Under the provisions of these standards the company is not required to, and will not adopt these new standards until 1998. These standards will not impact the company's financial position, results of operations or cash flows.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

                         Report of Independent Auditors



Board of Directors and Stockholders
Starter Corporation

We have audited the accompanying consolidated balance sheets of Starter Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Starter Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             Ernst & Young LLP


Hartford, Connecticut
March 31, 1998.

                               Starter Corporation
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                               December 31
                                                           1997          1996
                                                           ----          ----
Assets

Current assets:
Cash and cash equivalents                               $     149     $   2,995
Accounts receivable, trade, less allowance for
    doubtful accounts of $3,800                            38,424        55,910
Inventories                                                71,940        76,964
Prepaid expenses and other assets                          11,888         8,539
Deferred income taxes                                          --         8,565
                                                        ---------     ---------
Total current assets                                      122,401       152,973

Property, plant and equipment, net
Land and buildings                                         14,286        14,003
Machinery and equipment                                    17,063        18,412
Leasehold improvements                                      4,848         3,619
                                                        ---------     ---------
                                                           36,197        36,034

Less accumulated depreciation                              (9,691)       (8,095)
                                                        ---------     ---------
                                                           26,506        27,939

Other assets                                               11,614         7,983
                                                        ---------     ---------

Total assets                                            $ 160,521     $ 188,895
                                                        =========     =========

                               Starter Corporation
                     Consolidated Balance Sheets (continued)
                        (in thousands, except share data)

                                                                December 31
                                                            1997         1996
                                                         ---------    ---------

Liabilities and stockholders' equity

Current liabilities:
Notes payable to banks under revolving credit facility   $  41,624    $  34,666
Accounts payable                                            16,600       14,218
Accrued expenses                                            16,312       15,508
Accrued licensing fees                                       5,988        6,166
Accrued advertising                                          6,981        7,381
Current portion of long-term debt                              939        1,851
                                                         ---------    ---------
Total current liabilities                                   88,444       79,790

Long-term debt, less current portion                         4,642        5,852

Stockholders' equity
Convertible preferred stock ($.01 par value) 5,000,000 shares authorized shares; none outstanding

Common stock ($.01 par value) 50,000,000 shares
    authorized; issued 27,872,232 at December 31, 1997
    and 27,708,146 at December 31, 1996                        279          277

Additional paid-in capital                                  82,774       81,657
Retained earnings (deficit)                                (15,618)      21,319
                                                         ---------    ---------

Total stockholders' equity                                  67,435      103,253
                                                         ---------    ---------

Total liabilities and stockholders' equity               $ 160,521    $ 188,895
                                                         =========    =========



See accompanying notes.

                               Starter Corporation
                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                       Year Ended December 31
                                                 1997         1996         1995
                                              ---------    ---------    ---------
Net sales                                     $ 350,229    $ 405,961    $ 363,412
Cost of sales                                   245,232      278,651      248,290
                                              ---------    ---------    ---------
                                                104,997      127,310      115,122

Royalty income                                    3,729        3,449        3,122
Selling, general and
  administrative expenses                      (132,950)    (121,686)    (111,001)
Restructuring costs                                             (740)
                                              ---------    ---------    ---------

(Loss) income from operations                   (24,224)       8,333        7,243
Other income                                        103          446          304
Interest expense                                 (7,272)      (5,647)      (5,259)
                                              ---------    ---------    ---------

(Loss) income before income taxes               (31,393)       3,132        2,288
Income taxes                                      5,544        1,255        1,065
                                              ---------    ---------    ---------
Net (loss) income                             $ (36,937)   $   1,877    $   1,223
                                              =========    =========    =========

Basic and diluted (loss) earnings per share   $   (1.33)   $     .07    $     .05
                                              =========    =========    =========




See accompanying notes

                               Starter Corporation
                 Consolidated Statements of Stockholders' Equity
                        (in thousands, except share data)

                                Convertible                Convertible                Additional   Retained      Total
                                Preferred     Common       Preferred     Common       Paid-In      Earnings      Stockholders'
                                Shares        Shares       Stock         Stock        Capital      (Deficit)     Equity
                                ----------    ----------   ----------    ----------   ----------   ----------    ----------
Balance, January 1, 1995           408,164    26,410,611   $        4    $      264   $   75,023   $   18,219    $   93,510
Issuance of Common Stock                          15,032                                     110                        110
Net income                              --            --           --            --           --        1,223         1,223
                                ----------    ----------   ----------    ----------   ----------   ----------    ----------


Balance, December 31, 1995         408,164    26,425,643            4           264       75,133       19,442        94,843
Issuance of Common Stock                         874,339                          9        6,524                      6,533
Conversion of preferred stock     (408,164)      408,164           (4)            4
Net income                              --            --           --            --           --        1,877         1,877
                                ----------    ----------   ----------    ----------   ----------   ----------    ----------

Balance, December 31, 1996              --    27,708,146           --           277       81,657       21,319       103,253
Issuance of Common Stock                         164,086                          2        1,117                      1,119
Net loss                                --            --           --            --           --      (36,937)      (36,937)
                                ----------    ----------   ----------    ----------   ----------   ----------    ----------
Balance, December 31, 1997              --    27,872,232   $       --    $      279   $   82,774   $  (15,618)   $   67,435
                                ==========    ==========   ==========    ==========   ==========   ==========    ==========

See accompanying notes

                               Starter Corporation
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                Year Ended December 31
                                                         1997           1996           1995
                                                       --------       --------       --------
Cash flows from operating activities
Net (loss) income                                      $(36,937)      $  1,877       $  1,223
Adjustments to reconcile net (loss) income to net
  cash (used) provided by operating activities:
  Depreciation and amortization                           5,353          3,479          2,770
  Provision for bad debts                                   647          2,200          1,037
  Deferred income taxes                                  10,133          2,529          6,857
Changes in operating assets and liabilities:
     Accounts receivable                                 19,220        (11,074)         6,957
     Inventories                                          5,573            408         15,743
     Prepaid expenses and other assets                   (3,276)         8,567         (3,665)
     Accounts payable and accrued expenses               (2,232)        (5,550)        (9,390)
                                                       --------       --------       --------
Net cash (used) provided by operating activities         (1,519)         2,436         21,532

Cash flows from investing activities
  Purchase of property, plant and equipment              (2,780)        (2,275)        (2,147)
  Other, net                                               (487)          (527)          (690)
                                                       --------       --------       --------
Net cash used by investing activities                    (3,267)        (2,802)        (2,837)

Cash flows from financing activities
  Repayment of longterm borrowings                       (3,859)        (1,874)        (1,849)
  Net borrowings (repayments) on credit
    arrangements                                          5,680            596        (17,929)
  Net proceeds from sale of common stock                    119            133            110
                                                       --------       --------       --------

Net cash provided (used) by financing activities          1,940         (1,145)       (19,668)
                                                       --------       --------       --------

  Net decrease in cash                                   (2,846)        (1,511)          (973)
  Cash and cash equivalents-beginning of year             2,995          4,506          5,479
                                                       --------       --------       --------
Cash and cash equivalents-end of year                  $    149       $  2,995       $  4,506
                                                       ========       ========       ========

Supplemental disclosures:
Income taxes paid                                      $    358       $  2,142       $    767

Interest paid                                          $  6,859       $  5,073       $  5,597

Noncash financing activities - capital leases          $  1,737


See accompanying notes.

                               Starter Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 1997

1.  Summary of Significant Accounting Policies

Nature of Business

The Company manufactures, imports and sells apparel to retailers (and to a lesser extent distributors) primarily throughout the United States and various other countries. A substantial portion of this apparel bears the names, logos and insignias of sports teams and leagues under licenses granted by professional sports leagues, colleges and universities in North America. The Company's business is seasonal with higher sales generally reported in the second half of the year due to the higher price points of the Company's insulated outerwear, which is principally sold during the fall and holiday seasons. The Company's business is vulnerable to a number of factors beyond its control. These include
(1) player strikes, (2) owner lockouts, (3) the grant of licenses to competitors, and (4) changes in consumer tastes and enthusiasm for spectator sports. The Company's business can also be affected by other matters which impact the retail marketplace, including increased credit and inventory exposure, consolidation and resulting decline in the number of retailers and other cyclical economic factors. The Company seeks to minimize inventory exposure by encouraging retailers to place orders five to six months in advance of the date products are scheduled to be delivered.

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

Inventories

Inventories are stated at the lower of cost using the first in, first out (FIFO) method or net realizable value. In 1996, the Company changed to the FIFO method of accounting for inventories from the last-in, first-out (LIFO) method primarily because the carrying costs of inventories had declined below the LIFO values and were not expected to increase above LIFO values in the foreseeable future. The change did not have an impact on results of operations in 1996. Inventory costs did not differ significantly under the LIFO method when compared to the FIFO method in 1995.

Long-lived assets

Property, plant and equipment is stated on the basis of cost. Depreciation is computed using a combination of straight-line and accelerated methods for both financial and tax reporting based on estimated useful lives. Depreciation expense was $3,000,000, $2,787,000 and $2,278,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Goodwill and other intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally 10 to 15 years. Accumulated amortization balances netted against goodwill and other intangibles were $1,186,000 and $701,000 at December 31, 1997 and 1996, respectively.

Capitalized software included in the other assets reflects costs related to purchase and install software. Upon completion, these costs will be amortized on a straight-line basis over periods not exceeding seven years.

The Company periodically assesses the recoverability of the carrying value of its goodwill based on a review of projected undiscounted cash flows of the related operating entities. Other long-lived assets used in operations are reviewed for impairment losses when indicators of impairment

                               Starter Corporation
             Notes to Consolidated Financial Statements (continued)

Long-lived assets (continued)

are present and the undiscounted cash flows estimated to be generated by the assets are less than the asset carrying amounts.

Income Taxes

Deferred income taxes are provided for differences between the income tax and financial reporting bases of assets and liabilities at the statutory tax rates that are anticipated to be in effect when the differences are expected to reverse.

Stock Based Compensation

The Company generally grants stock options for a fixed number of shares to key employees and directors with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. The Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation ("FAS 123"), effective for years beginning after December 15, 1995. Under the provisions of this accounting standard, the Company was not required to change its method of accounting for stock based compensation. Had the Company adopted the expense provisions of FAS 123 net (loss) income and (loss) income per share would not have been materially different than the amounts reported.

(Loss) Earnings Per Share

In February 1997, the FASB issued Statement No. 128, Earnings per Share ("FAS 128"). This statement specifies the computation presentation and disclosure requirements for earnings per share. Under FAS 128, basic earnings per share equals net (loss) income divided by weighted average common stock shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options, were exercised. The adoption of this standard in 1997 had no impact on previously reported earnings per share.

Advertising and Promotion Expense

Production costs of future media advertising are deferred until the advertising occurs. Total advertising and promotional expenses were $29,537,000, $26,100,000, and $29,200,000 for 1997, 1996 and 1995, respectively.

Reclassifications

Certain prior years amounts have been reclassified to conform to the current year presentation.

                               Starter Corporation
             Notes to Consolidated Financial Statements (continued)

2. Acquisitions

In January 1997, the Company acquired the assets of Starter Benelux, a European distributor of apparel, for $785,000, consisting of $385,000 in cash and 56,140 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting, and accordingly, the 1997 consolidated statement of operations includes the operating results from the acquisition date. The fair value of the assets acquired and liabilities assumed was $3,149,000 and $3,932,000, respectively. The acquisition did not have a material pro forma impact on operations.

On August 9, 1996, Starter Galt, Inc., a wholly-owned subsidiary of the Company, purchased substantially all of the assets and assumed all recorded liabilities of Galt Sand Company and its wholly-owned subsidiaries, Galt Shop Company, Danaggers Company and Galt Sand Canada, Inc. (collectively, "Galt"), for approximately $7,000,000. Galt was engaged in the wholesale apparel business and operated 18 factory outlet stores. The Company accounted for the acquisition as a purchase and, accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their fair values. The fair values of the acquired assets and assumed liabilities were $23,496,000 and $19,627,000, respectively. The excess of cost over fair value of net assets acquired is being amortized over 15 years. The purchase price, which was subject to certain adjustments as defined in the asset purchase and sale agreement, was paid through the issuance of 933,333.33 shares of the Company's common stock, of which 80,000 were issued in 1997 and 853,333.33 in 1996, based upon the closing price ($7.50) of the Company's stock on July 25, 1996.

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

                     Year Ended December 31
               (in thousands, except per share data)
                        1996              1995
                        ----              ----
Net sales             $417,953          $416,375
Net loss                (1,336)             (697)
Net loss per share       $(.05)            $(.03)

These results are not necessarily indicative of the results of operations of the combined companies had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

                               Starter Corporation
             Notes to Consolidated Financial Statements (continued)

3. Inventories

Inventories are as follows (in thousands):
                                                                December 31
                                                            1997           1996
                                                          -------        -------
Raw materials                                             $18,627        $16,580
Finished goods                                             53,313         60,384
                                                          -------        -------
                                                          $71,940        $76,964
                                                          =======        =======

4. Other Assets

Other assets are as follows (in thousands):
                                                                December 31
                                                            1997           1996
                                                          -------        -------
Goodwill                                                  $ 5,552        $ 2,730
Trademarks                                                  1,789          1,974
Capitalized Software                                        2,712             --
Deferred income taxes                                          --          1,568
Other                                                       1,561          1,711
                                                          -------        -------
                                                          $11,614        $ 7,983
                                                          =======        =======
5. Benefit Plan

The Company maintains a defined contribution plan which covers substantially all employees who have completed six months of service with the Company. Participants may contribute to the plan a percentage of compensation up to the maximum allowed by the Internal Revenue Code. The plan provides for a matching contribution by the Company. In addition, the Company may make contributions to the plan at the discretion of the Board of Directors. Company contributions to the plan were $630,000, $668,000 and $465,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

6. Credit Arrangements

On March 31, 1998 the Company's three year secured revolving credit facility ("the credit facility") was amended to provide for, among other items, an increase in permitted overadvances, increased advance rates and the elimination of certain financial covenants. The $130,000,000 credit facility provides for a seasonal increase up to a maximum $160,000,000 from April 1 through January 15 of each year, however, obligations outstanding under the credit agreement can not exceed $85,000,000 for a period of 30 days during the first quarter of each year. Borrowings under the credit facility are subject to various limitations based upon eligible

                               Starter Corporation
             Notes to Consolidated Financial Statements (continued)

6. Credit Arrangements (continued)

receivables and inventory, as defined, of the Company and its subsidiaries. Additionally, the credit facility provides for permitted overadvances of $22,000,000 to fund seasonal working capital requirements from January 1 to October 15 each year. From October 15, 1998 to December 31, 1998 the permitted overadvance decreases to $7,500,000. Under terms of the credit facility, the Chairman and Chief Executive Officer of the Company, (the "guarantor"), who is also the majority stockholder of the Company, has guaranteed up to $22,000,000 of the credit facility. The guarantee may be terminated upon written notice to the banks by the guarantor. However, it is not the intent of the guarantor to terminate the guarantee during 1998. Any reduction in the guarantee will simultaneously reduce dollar for dollar the amount of any permitted overadvance. The credit facility, which expires March 31, 2001, contains a covenant requiring minimum net worth of $45 million plus 50% of the Company's cumulative net income, if any, for each fiscal year ending on or after December 31, 1998. The covenant is to be tested annually at the end of each fiscal year of the Company. The credit facility further places restrictions on distributions, mergers and asset acquisitions, as defined, and requires the Company to enter into interest rate protection arrangements satisfactory to the banks for a notional amount of $35,000,000. The credit facility also contains other typical terms of default, as defined, including the termination of the guarantee.

Management expects to be able to comply with the terms of the amended debt agreement throughout 1998. In 1997 the Company began a plan to reduce selling, general and administrative expenses which are expected to result in reduced costs during 1998 via reductions in the Company's workforce, reduction in unprofitable outlet operations, more cost effective marketing initiatives and other spending reductions. Management expects that the cost containment initiatives together with the amended credit facility will provide sufficient liquidity for operations through 1998.

Amounts outstanding under the credit facility accrue interest at either the bank's base rate plus 1% or at LIBOR plus 3%, at the Company's option. The Company is required to pay a 2% fee on the face amount of each letter of credit issued under the credit facility and an annual fee, which can range from .375% to .5% percentage points, as defined, on the credit facility. In addition, the Company was required to pay a transaction fee of 2% on the maximum available credit facility to the banks in connection with the amended agreement. The credit facility is secured by substantially all of the Company's assets.

Prior to entering into the March 31, 1998 amendment, the Company entered into a forbearance agreement on February 13, 1998 as a result of the Company's inability to meet its then existing covenants. The forbearance agreement, which was to expire on March 31, 1998, provided for a permitted overadvance of $15,000,000, a portion of which was also guaranteed by the Company's Chairman and Chief Executive Officer.

                               Starter Corporation
             Notes to Consolidated Financial Statements (continued)

6. Credit Arrangements (continued)

At December 31, 1997, $41,600,000 is outstanding under this facility, $29,008,000 has been committed under letters of credit for vendors' orders for which the Company will become liable at the time these orders are shipped, and $3,961,000 is available for additional borrowing.

The weighted average interest rate on short-term borrowings outstanding at December 31, 1997 and 1996 was 8.34% and 7.73%, respectively.

A summary of long-term debt follows (in thousands):                December
                                                               1997        1996
                                                              ------      ------
Variable rate, 3.9% at December 31, 1997, industrial
  revenue bond, requiring varying annual payments
  through maturity in 2011, secured by irrevocable
  letter of credit                                            $3,700      $4,000

Other                                                          1,881       3,703
                                                              ------      ------
                                                               5,581       7,703
Less current portion                                             939       1,851
                                                              ------      ------
                                                              $4,642      $5,852
                                                              ======      ======

Maturities of long-term debt for the next five years are: 1998-$939,000; 1999-$1,016,000; 2000-$538,000; 2001-$308,800; 2002- $208,800. The fair value of credit arrangements approximates their carrying value.

7. Income Taxes

For financial reporting purposes, (loss) income before income taxes includes the following components (in thousands):

                                     1997              1996              1995
                                   --------          --------          --------
United States                      $(31,893)         $ (2,281)         $ (3,793)
Foreign                                 500             5,413             6,081
                                   --------          --------          --------
                                   $(31,393)         $  3,132          $  2,288
                                   ========          ========          ========

                               Starter Corporation
             Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

The reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                      1997            1996            1995
                                                    --------        --------        --------
U.S. federal statutory tax (benefit)                     (35)%            35%             35%
State income taxes, net of
    federal benefit                                        1               8              10
Deferred tax asset valuation allowance                    49
Foreign                                                    2              (3)
Other, net                                                 1                               2
                                                    --------        --------        --------
Income tax expense                                        18%             40%             47%
                                                    ========        ========        ========

Components of the income tax expense (benefit) are as follows (in thousands):

                                                      1997            1996            1995
                                                    --------        --------        --------
Current:
  State                                             $    395        $    108        $    103
  Federal                                             (5,487)           (328)         (6,930)
  Foreign                                                503          (1,583)          1,035
                                                    --------        --------        --------
Total current                                         (4,589)         (1,803)         (5,792)

Deferred:
  State                                                2,459             417             528
  Federal                                              7,674           2,641           6,329
                                                    --------        --------        --------
Total deferred                                        10,133           3,058           6,857
                                                    --------        --------        --------
Total income tax expense                            $  5,544        $  1,255        $  1,065
                                                    ========        ========        ========

Components of the Company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                      1997            1996            1995
                                                    --------        --------        --------
Deferred tax assets:
    Allowance for doubtful accounts                  $   --           $2,373          $1,584
    Inventory                                          2,543           2,695           2,946
    Accrued expenses                                   2,019           3,475           3,966
    NOL carryforward:
       Federal                                         9,297             868
       State                                           1,441             880             946

                               Starter Corporation
             Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

                                            1997           1996            1995
                                          --------       --------       --------
    Tax credit carryforwards                   984            179            660
    Other, net                                 407            352             50
                                          --------       --------       --------
Total deferred tax assets                   16,691         10,822         10,152
                                          --------       --------       --------

Deferred tax liabilities:
    Foreign source income                   (1,146)          (584)
    Other                                     (155)          (105)
                                          --------       --------
Total deferred tax liabilities              (1,301)          (689)
                                          --------       --------
                                            15,390         10,133         10,152

Valuation allowance                        (15,390)            --             --
                                          --------       --------       --------
Net deferred tax assets                   $     --       $ 10,133       $ 10,152
                                          ========       ========       ========

During 1997 the Company recorded a valuation allowance for deferred tax assets of $15,390,000 as a result of the Company's currently projected inability to utilize such assets in the near term.

At December 31, 1997, the Company had state and federal net operating loss carryforwards for income tax purposes of approximately $37,000,000 and $27,000,000, respectively. The various state net operating loss carryforwards expire over the next five to fifteen years, depending upon the state. The federal net operating loss carryforwards expire in 2012 and are subject to certain limitations due to the acquisition of Galt Sand Company by Starter Galt, Inc. The Company has federal tax credit carryforwards of $984,000 at December 31, 1997. These credits expire over the next five years.

8. Capital Stock

The Company sponsors an employee stock purchase plan under which eligible employees may purchase shares of the Company's common stock through payroll deductions at 90% of the fair market value on the day of purchase. The Company has reserved a total of 600,000 shares (150,000 annually) through September 1998 for issuance under this plan. During 1997, 1996 and 1995, 27,947, 21,006, and 15,032 shares were purchased at prices ranging from $2.75 to $5.18, $5.18 to $7.88, and $6.07 to $9.00, respectively.

The Company has a stock option plan to provide nonqualified and incentive stock options of up to 2,000,000 shares of Common Stock to officers and key employees. In addition, the Company has a nonqualified stock option plan for up to 250,000 shares of common stock to non-employee

                               Starter Corporation
             Notes to Consolidated Financial Statements (continued)

8. Capital Stock (continued)

directors. Options are generally for a ten year term and have an exercise price equal to market price of the Common Stock on the date of grant.

The following schedule summarizes stock option activity for the three year period ended December 31, 1997.

Stock Purchase and Stock Option Plans:

                                   1997                        1996                         1995
                        --------------------------  --------------------------   --------------------------
                                         Weighted-                   Weighted-                    Weighted-
                                         Average                     Average                      Average
                                         Exercise                    Exercise                     Exercise
                          Options        Price        Options        Price         Options        Price
                        ----------       ------     ----------       ------      ----------       ------
Outstanding
    at beginning
    of year              1,068,500       $ 6.73        938,000       $13.18         523,000       $17.90
    Granted                525,000         5.02        791,000         6.40         457,500         8.22

Cancelled                 (311,000)        6.76       (660,500)       15.51         (42,500)       17.65
                        ----------       ------     ----------       ------      ----------       ------
Outstanding
    at End of Year       1,282,500         6.01      1,068,500         6.73         938,000        13.18
                        ==========       ======     ==========       ======      ==========       ======

Exercisable
    at End of Year         199,500       $ 6.87         59,500       $ 7.84         180,200       $18.67
                        ==========       ======     ==========       ======      ==========       ======

The weighted-average fair value of options granted during 1997, 1996 and 1995 was $2.28, $2.75 and $3.51, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: dividend yield 0%; expected volatility of 40% in 1997, 36% in 1996 and 1995; risk free interest rate of 7%; and expected life of 3-7 years.

The following is a summary of information regarding options outstanding and options exercisable at December 31, 1997:

                               Starter Corporation
             Notes to Consolidated Financial Statements (continued)

8. Capital Stock (continued)

                                     Options Outstanding             Options Exercisable
                                 --------------------------  --------------------------------------
                                               Weighted-
                                               Average       Weighted-                    Weighted-
                                               Remaining     Average                      Average
                                 Number        Contractual   Exercise   Number            Exercise
Range of exercise prices         Outstanding   Life (years)  Price      Exercisable       Price
------------------------         -----------   ------------  -----      -----------       -----
$3.125 to $5.00                    377,500           10      $4.87           --              --
$5.50 to $6.25                     692,500            9      $6.12      115,500           $6.24
$7.375 to $11.875                  212,500            8      $7.67       84,000           $7.73
                                 ---------                              -------
                                 1,282,500                              199,500
                                 =========                              =======

At December 31, 1997, there were 967,500 options available for future issuance.

In addition, warrants to purchase 282,682 shares of common stock at $16.78 per share were outstanding at December 31, 1997 and expire on April 18, 2001. At December 31, 1997, 2,645,182 shares were reserved for future issuance under the above plans and for outstanding warrants.

Earnings per Share Computation:

The company adopted FAS 128 in 1997 (see Note 1). The following table reconciles the weighted-average shares outstanding used to calculate basic and diluted earnings per share.

                                                          1997           1996          1995
                                                        --------       --------      --------
(In thousands, except per share data)

Net (loss) income available to common shareholders      $(36,937)      $  1,877      $  1,223
                                                        ========       ========      ========

Basic earnings per share -
  weighted-average shares                                 27,847         27,133        26,418

Convertible preferred stock                                                  67           408

Dilutive effect of employee stock options                     --             --            --
                                                        --------       --------      --------
Diluted earnings per share -
  weighted-average shares                                 27,847         27,200        26,826
                                                        ========       ========      ========

                               Starter Corporation
             Notes to Consolidated Financial Statements (continued)


8. Capital Stock (continued)
                                        1997         1996            1995
                                        ----         ----            ----
(Loss) earnings per share:
  Basic                               ($1.33)        $.07          $.05
  Diluted                             ($1.33)        $.07          $.05

9. Leases

The Company has a number of operating lease agreements primarily involving property, plant and administrative facilities, and machinery and office equipment, expiring on various dates through 2008.

Future minimum lease payments for the next five years and thereafter are: 1998 - $7,599,000; 1999 - $6,585,000; 2000 - $4,576,000; 2001 - $2,926,000, 2002 -
$2,665,000 - thereafter - $8,869,000. Lease expense for 1997, 1996, and 1995 was
$6,277,000, $5,773,000, and $4,475,000, respectively.

10. Commitments and Contingencies

The Company is a licensee under agreements expiring at various times through July 31, 2001, with numerous professional sports leagues and collegiate organizations for the manufacture and sale of various items of sports apparel. The license fees range from 6.5% to 15% of the net sales of licensed items. Each of the material agreements with the National Football League (NFL), National Basketball Association (NBA), National Hockey League (NHL), and Major League Baseball (MLB) requires that the Company pay a minimum guaranteed royalty.

Licensing fees for 1997, 1996 and 1995 were $30,551,000, $33,836,000, and
$29,372,000, respectively.

The Company is a party to various lawsuits incidental to its business which management believes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

11. Concentrations

In the normal course of business, the Company extends credit, on open account, to its retail customers, after a credit analysis based on financial and other relevant criteria. Sales to a group of customers under common ownership totaled 4%, 5% and 10% of 1997, 1996 and 1995 sales, respectively. In addition, sales to another customer totaled 15%, 14% and 11% of 1997, 1996 and

                               Starter Corporation
             Notes to Consolidated Financial Statements (continued)

11. Concentrations (continued)

1995 sales, respectively. There were no other individual customers who accounted for more than 10% of sales. The Company does not believe that its retail concentration of sales and credit risks represents a material risk of loss with respect to its financial position at December 31, 1997.

12. Recent Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This standard requires that the company disclose total comprehensive income, which includes net income and other transactions which bypass the income statement. In 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard establishes new requirements for reporting segments information. Under the provisions of these standards the company is not required to, and will not adopt these new standards until 1998. These standards will not impact the company's financial position, results of operations or cash flows.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


The information required by Items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference from those portions of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 1998 which contain such information.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following consolidated financial statements and schedule of the Company are included in Item 8, as to the consolidated financial statements, and on page S-1, as to the schedule, of this Form 10-K.

      1. Financial Statements.

         Consolidated balance sheets - December 31, 1997 and 1996

         Consolidated statements of operations - Years ended December 31, 1997, 1996 and 1995

         Consolidated statements of stockholders' equity - Years ended December 31, 1997, 1996 and 1995

         Consolidated statements of cash flows - Years ended December 31, 1997, 1996 and 1995

         Notes to consolidated financial statements - December 31, 1997

      2. Financial Statement Schedule.

         Schedule II - Valuation and qualifying accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


(b)      Reports on Form 8-K

         None.

(C)  EXHIBITS


 Exhibit Number                          Description
 --------------                          -----------

      3.1 Form of Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1, filed March 10, 1993. File No. 33-58208)

      3.2 Form of Amended and Restated By laws (incorporated by reference from Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form S-1, filed March 10, 1993, File No. 33-58208)

      10.1 Form of Employment Agreement by and between Starter and David A. Beckerman (incorporated by reference from Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-1, filed March 24, 1993, File No. 33-58208)

      10.2* License Agreement by and between Major League Baseball Properties, Inc. and Starter effective as of January 1, 1995.

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

 Exhibit Number                          Description
 --------------                          -----------

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

 Exhibit Number                          Description
 --------------                          -----------

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

 Exhibit Number                          Description
 --------------                          -----------

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

 Exhibit Number                          Description
 --------------                          -----------

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

      10.33 Second Amended and Restated Credit Agreement dated May 13, 1997 (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q, filed August 14, 1997)

 Exhibit Number                          Description
 --------------                          -----------

      10.34 Second Amendment Agreement dated September 24, 1997 (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q, filed November 13, 1997)


      10.35     Third Amended and Restated Credit Agreement dated March 31,
                1998.

      22        Subsidiaries of the Registrant

      23        Consent of Ernst & Young LLP

      27        Financial Data Schedule


----------
*Confidential treatment requested as to certain portions

Schedule II

Valuation and Qualifying Accounts (in thousands)

                                                 Starter Corporation

Column A                   Column B                    Column C               Column D      Column E
                           Balance at       (1) Charged       (2)Charged                    Balance at
                           Beginning        to Costs          to Other                      End of
Description                of Period        and Expenses      Accounts        Deductions    Period
-----------                ---------        ------------      --------        ----------    ------
Year Ended:
    December 31, 1997
    Allowance for
    Doubtful Accounts         $3,800          $   647                         $  647(a)      $3,800

Year Ended:
    December 31, 1996
    Allowance for
    Doubtful Accounts         $3,800           $2,200                         $2,200(a)      $3,800

Year Ended:
    December 31, 1995
    Allowance for
    Doubtful Accounts         $3,800           $1,037                         $1,037(a)      $3,800


----------
(a)  Uncollectible accounts written off net of recoveries.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               STARTER CORPORATION


Date: April 2, 1998



By:/s/David A. Beckerman
   ---------------------------
David A. Beckerman
  Chairman of the Board and
  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer and Director:


Date: April 2, 1998


By: /s/David A. Beckerman
David A. Beckerman
Chairman of the Board and
Chief Executive Officer


Date: April 2, 1998


By: /s/Sean T. Smith
Sean T. Smith
Controller

DIRECTORS:


Date: April 2, 1998


By: /s/Benjamin E. Cohen
    -----------------------------
Benjamin E. Cohen
Director


Date: April 2, 1998


By: /s/Carmen L. Cozza
    -----------------------------
Carmen L. Cozza
Director


Date: April 2, 1998



By: /s/Joseph P. Grant
    -----------------------------
Joseph P. Grant
Director


Date: April 2, 1998


By: /s/Richard H. Saletan
    -----------------------------
Richard H. Saletan
Director


Date: April 2, 1998


By: /s/Mark G. Sklarz
    -----------------------------
Mark G. Sklarz
Director

                             EXHIBITS


    Exhibit
    Number                      Description                             Page No.
    ------                      -----------                             --------

      3.1       Form of Amended and Restated Certificate of
                Incorporation (incorporated by reference from
                Exhibit 3.2 to Amendment No. 1 to the
                Registration Statement on Form S-1, filed March
                10, 1993. File No. 33-58208)

      3.2       Form of Amended and Restated By laws
                (incorporated by reference from Exhibit 3.4 to Amendment No. 1 to the Registration Statement on
                Form S-1, filed March 10, 1993, File No.
                33-58208)

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

    Exhibit
    Number                      Description                             Page No.
    ------                      -----------                             --------

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

    Exhibit
    Number                      Description                             Page No.
    ------                      -----------                             --------

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

    Exhibit
    Number                      Description                             Page No.
    ------                      -----------                             --------

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

      10.31 Letter dated July 24, 1996 regarding Amendment of Starter Corporation's Commercial Revolving Loan and Security Agreement dated March 30, 1995, as amended by a First Amendment dated June 14, 1995, a Second Amendment dated January 31, 1996, and a Third Amendment dated May 17, 1996 (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q, filed August 14, 1996)

      10.32 1996 Amended and Restated Commercial Revolving Loan and Security Agreement dated October 7, 1996 (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q, filed November 13, 1996)

      10.33 Second Amended and Restated Credit Agreement dated May 13, 1997 (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form
                10-Q, filed August 14, 1997)

      10.34     Second Amendment Agreement dated September 24,
                1997 (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q, filed
                November 13, 1997)


      10.35     Third Amended and Restated Credit Agreement dated
                March 31, 1998.

      22        Subsidiaries of the Registrant

    Exhibit
    Number                      Description                             Page No.
    ------                      -----------                             --------

      23        Consent of Ernst & Young LLP

      27        Financial Data Schedule


----------
*Confidential treatment requested as to certain portions