Form 10-K/A
period 1997-12-31
STARTER CORP
filed 1998-05-08
CIK 897507

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10K/A

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the period from ____ to _____

                           Commission File No. 1/11812

                              ---------------------

                               STARTER CORPORATION
             (Exact name of Registrant as specified in its charter)

                  Delaware                                  06-0872266
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

                                370 James Street
                          New Haven, Connecticut 06513
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 20, 1998, the aggregate market value of Common Stock held by nonaffiliates of the registrant was $26,959,590.

As of March 20, 1998, 27,886,049 shares of Common Stock were outstanding.

================================================================================

                               STARTER CORPORATION
                                  ANNUAL REPORT
                                  ON FORM 10K/A

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

             PART III..........................................................2

ITEM 10.     Directors and Executive Officers of the Registrant................2

ITEM 11.     Executive Compensation............................................6

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management...13

ITEM 13.     Certain Relationships and Related Transactions...................15

Signatures   .................................................................16

Starter Corporation (the "Corporation" or "Starter") hereby amends the following items of Part III of its Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on April 3, 1998:

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.

Officers and Directors

The names of officers and directors and their ages, as of April 1, 1998, and certain other information about them are set forth below:

Name                    Age   Principal Occupation or Employment and
----                    ---   Position with the Corporation
                              -----------------------------

David A. Beckerman      55    Chairman of the Board, President and
                              Chief Executive Officer of the Corporation

Benjamin E. Cohen       70    Retired Partner, Blum, Shapiro & Company, P.C.,
                              and accounting firm and Director of the
                              Corporation

Carmen L. Cozza         67    Assistant to the President and Director of
                              Athletics, Yale University and Director of the
                              Corporation

Douglas T. Dryburgh     55    Senior Vice President, Sales & Marketing

Robert G. Felice        41    Vice President, Field Sales

Joseph P. Grant         66    Managing Director - Worldwide of Summit Properties
                              International and Director of the Corporation

Gary S. Letendre        38    Senior Vice President

Steven B. Raab          34    Vice President, Marketing

Richard H. Saletan      54    Chairman of the Board and Chief Executive CSC
                              Weston Group , a management consulting firm, since
                              1971 and Director of the Corporation

Mark G. Sklarz          52    Partner, Cummings & Lockwood, since August, 1996,
                              previously a partner in Sklarz, Gallant & Temkin, P.C., and its predecessors since 1983 and Director of the Corporation

Sean T. Smith           37    Controller and Chief Accounting Officer

Theodore R. Voss        55    General Counsel and Assistant Secretary

John C. Warfel          45    Senior Vice President and Chief Financial Officer

Thomas G. White         37    Vice President, National Account Sales

Julianne Wilhelm        54    Vice President, Human Resources

Mr. Beckerman reassumed the position of President of the Corporation on August 22, 1997, a title he had relinquished in August 1994. He continues to serve as Chairman of the Board and Chief Executive Officer of the Corporation, which positions he has held for more than five years.

Mr. Cohen has served as a Director of the Corporation since 1993. On December 31, 1995, Mr. Cohen retired from Blum, Shapiro & Company, P.C., where he had been a partner since prior to 1989.

Mr. Cozza has served as a Director of the Corporation since 1995. In 1996, Mr. Cozza retired as Head Coach of the Yale University Football Team, a position he had held since 1965.

Mr. Dryburgh was appointed Senior Vice President, Sales & Marketing of the Corporation in November of 1997. From April 1997, when he joined the Corporation, until November 1997, he was Senior Vice President, Sales. Prior to joining the Corporation he was Executive Vice President of Phillips Van Heusen from April 1994 to April 1997. From January 1992 to April 1994, Mr. Dryburgh was President of Boston Traders Men's, a division of Boston Trading, Inc.

Mr. Felice was appointed Vice President Field Sales of the Corporation in April 1998. From March 1995 to April 1998, Mr. Felice was Vice President, International. From January 1991 to March 1995, Mr. Felice was Managing Director International. From September 1990 to January 1991, Mr. Felice was International Sales Manager and Sales Manager Special Markets.

Mr. Grant has served as a Director of the Corporation since 1993. In January 1997, Mr. Grant was appointed Managing Director-Worldwide of Summit Properties International. From October 1995 through 1996, Mr. Grant was President of Licensed Properties International. From 1991 to 1995, Mr. Grant was President and Chief Executive Officer of Time Warner Sports Merchandising (a Time Warner company). Mr. Grant had previously been employed at Time Warner companies in various capacities since 1968. All of these organizations are licensing companies.

Mr. Letendre was appointed Vice President, Operations of the Corporation in April 1998. From March 1995 to April 1998, he was Senior Vice President, Sourcing. From September 1993 to March 1995, Mr. Letendre was Senior Vice President and Chief Operating Officer. From 1992 to September 1993, Mr. Letendre was Vice President and Chief Operating Officer. From 1988 to 1992, Mr. Letendre was Vice President and Chief Financial Officer.

Mr. Raab was appointed Vice President Marketing of the Corporation in February 1998. From December 1996 until February 1998, he held the position of Director of Special Markets. From May 1995 to December 1996, he held the position of General Manager Olympics. From October 1994 to May 1995, he held the position of Marketing Manager, Hockey and Baseball. From September 1992 until June of 1994, Mr. Raab was a student at the Harvard Business School.

Mr. Saletan has served as a Director of the Corporation since 1995. He became Chairman of the Board of CSC Weston Group in 1995.

Mr. Sklarz has served as a Director of the Corporation since 1978. Mr. Sklarz is a partner in the law firm of Cummings & Lockwood. See "Compensation Committee Interlocks and Inside Participation."

In April of 1998 Mr. Smith was appointed Controller and Chief Accounting Officer of the Corporation. From February 1997 to April 1998, he was Controller of the Corporation. Mr. Smith jointed Starter in July 1995 and served as Director of Financial Reporting from July 1995 to February 1997. Mr. Smith was a Senior Manager in the accounting firm of Ernst & Young LLP from 1989 to July 1995.

Mr. Voss joined the Corporation in October 1994 as General Counsel. In March 1995, he was appointed Assistant Secretary of Starter. From 1985 to October 1994, Mr. Voss was the Assistant General Counsel and Assistant Secretary of Crystal Brands, Inc., a manufacturer and distributor of apparel and costume jewelry.

Mr. Warfel was appointed Senior Vice President, and Chief Financial Officer of the Corporation in April 1998. From March 1995 to April 1998, Mr. Warfel was Senior Vice President Administration and Finance. From 1992 to March 1995, Mr. Warfel was Vice President and Chief Financial Officer. From 1988 to 1992, Mr. Warfel was Vice President and Chief Operating Officer. Mr. Warfel serves as a member of the Board of Directors of the Aristotle Corporation.

Mr. White was appointed Vice President, National Account Sales of the Corporation in October 1996. From March 1995, to October 1996, Mr. White served as Vice President Sales. From January 1994 to March 1995, Mr. White was Director Retail Sales. From June 1991 to January 1994, Mr. White was National Sales Manager and, from April 1987 to June 1991, he was Regional/National Accounts Manager.

Ms. Wilhelm was appointed Vice President, Human Resources of the Corporation in May 1996. Ms. Wilhelm was Director of Human Resources of Starter from April 1994 until May 1996. From April 1993 until April 1994, Ms. Wilhelm was Executive Recruiter of Johnson Smith & Knisely. Ms. Wilhelm was Vice President of Human Resources at Medical Economics Company from September 1990 until December 1993.

Section 16(a) Beneficial Ownership Reporting Compliance

The Corporation's executive officers and directors are required under the Securities and Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Corporation. Based solely on the Corporation's review of the copies of reports it has received, the Corporation believes that, in 1997, all its executive officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth, for 1997, 1996 and 1995, information concerning the compensation for services in all capacities to the Corporation received by the chief executive officer and each of the other five most highly compensated officers who received total salary and bonus compensation in excess of $100,000 during the Corporation's last fiscal year (the "Named Executive Officers") and two former executives who would have been Named Executive Officers in 1997 based on their salary and bonuses but for the fact that they left the employ of the Corporation prior to December 31, 1997.

                           Summary Compensation Table

                                  ANNUAL COMPENSATION              LONG TERM COMPENSATION
                                  -------------------              ----------------------
                                                                                             Payouts
                                                                                             -------
                                                                           Awards
                                                                           ------
                                                                    Restricted   Securities
Name & Principal                                     Other Annual   Stock        Underlying  LTIP       All Other
Position                    Year  Salary  Bonus ($)  Compensation   Awards($)    Options (#) Payouts($) Compensation($)
--------                          ------  ---------  ------------   ---------    ----------- ---------- ---------------

David A. Beckerman (1)      1997  750,000     -             -             -           -          -         6,400 (2)
Chairman of the Board,      1996  750,000     -             -             -           -          -         6,000 (2)
and President, and Chief    1995  749,996     -             -             -           -          -         6,000 (2)
Executive Officer

Frederick T. Burke, II (3)  1997  155,000     -             -             -        15,000        -         4,700 (2)
                            1996   31,415     -             -             -         5,000        -

Gary S. Letendre            1997  185,773                                          30,000        -         6,400 (2)
Sr. Vice President          1996  175,006                                         100,000                  6,000 (2)
Sourcing                    1995  175,006                                          30,000                  6,000 (2)

Lawrence C. Longo, Jr.(4)   1997  175,006     -             -             -        15,000        -         6,400 (2)
                            1996  156,538     -             -             -        45,000        -         6,000 (2)
                            1995  129,226     -             -             -        35,000        -         5,169 (2)

John C. Warfel              1997  165,000     -             -             -        10,000        -         6,400 (2)
Sr. Vice President          1996  159,230     -             -             -        95,000        -         6,000 (2)
Administration and Finance  1995  140,010     -             -             -        10,000        -         5,600 (2)
and Chief Financial Officer

John M. Tucker (5)          1997  336,537     -             -             -           -          -        163,464 (7)
                            1996  500,000     -             -             -           -          -             -
                            1995  350,012     -             -             -        50,000        -             -

John S. Thorbeck (6)        1997  181,441     -             -             -           -          -         16,827 (7)
                            1996  202,500     -             -             -        25,000        -             -
                            1995   10,769     -             -             -           -          -             -

(1) For certain information concerning compensation to be paid to Mr. Beckerman, see "Employment Contracts and Termination of Employment".

(2)   Represents contributions made to the Corporation's 401(k) plan.

(3) Mr. Burke became an employee of the Corporation in October 1996 and left the employ of the Corporation in April 1998. Mr. Burke held the position of V.P. Field Sales prior to leaving the employ of the Corporation.

(4) Mr. Longo left the employ of the Corporation in April 1998. Mr. Longo held the position of Chief Financial Officer prior to leaving the employ of the Corporation.

(5) Mr. Tucker left the employ of the Corporation in August 1997. Mr. Tucker held the position of President prior to leaving the employ of the Corporation.

(6) Mr. Thorbeck left the employ of the Corporation in November 1997. Mr. Thorbeck held the position of V.P. Marketing prior to leaving the employ of the Corporation.

(7)   Represents severance compensation.

Stock Option Plan

In 1993, the Board of Directors established the Starter Corporation 1993 Stock Option Plan (the "Option Plan") which was subsequently approved by the Corporation's stockholders. The Option Plan provides that stock options may be granted through the year 2003 to management and other employees of the Corporation. An aggregate of 2,000,000 shares of Common Stock were reserved for grant under the Option Plan and to date options for an aggregate of 1,242,500 shares have been granted under the Option Plan.

Compensation Committee Interlocks and Insider Participation

Mr. Sklarz accepts no compensation for his position as Secretary of the Corporation. Mr. Sklarz is a partner in the law firm of Cummings & Lockwood. The law firm acted as counsel to the Corporation in the fiscal year ended December 31, 1997 and continues to provide legal services to the Corporation. The Corporation paid Cummings & Lockwood legal fees of approximately $219,933 in 1997.

Mr. Saletan was a member of the Compensation Committee until October 1997. Mr. Saletan is the Chief Executive Officer of C.S.C. Weston Group, a management consulting firm. C.S.C. Westin Group provided consulting services to the Corporation in the fiscal year 1997 and continues to provide consulting services to the Corporation. The Corporation paid C.S.C. Weston Group consulting fees of approximately $152,901 in 1997.

Aggregated Option Exercises and Fiscal Year-End Option Values

The following table sets forth certain information as to stock options exercised in 1997 and the value of the stock options held at December 31, 1997 by each Named Executive Officer and Messrs. Tucker and Thorbeck.

                                                       Number of Securities        Value of Unexercised
                                                      Underlying Unexercised       In-the-Money Options
                     Shares Acquired    Value      Options at Fiscal Year-End(#)   at Fiscal Year-End($)
Name                  On Exercise(#)  Realized($)    Exercisable/Unexercisable   Exercisable/Unexercisable
----                  --------------  -----------   ---------------------------  -------------------------

David A. Beckerman         --            --                   0/0                          0/0
Frederick T. Burke II      --            --                   0/15,000                     0/0
Gary S. Letendre           --            --                   0/140,000                    0/0
Lawrence C. Longo          --            --                   0/95,000                     0/0
John S. Thorbeck           --            --                   0/0                          0/0
John M. Tucker             --            --                   0/0                          0/0
John C. Warfel             --            --                   0/115,000                    0/0

Compensation of Directors

Each non-employee director of the Corporation receives an annual director's fee of $5,000, an attendance fee of $1,000 for each meeting of the Board of Directors attended and $250 for each meeting of a committee of the Board of Directors attended. The non-employee directors who serve on the executive committee of the Board of Directors have traditionally not accepted any fee for attending such meetings thereof. Directors who are employees of the Corporation receive no compensation for service as members of the Board of Directors. All directors are reimbursed for expenses incurred in connection with attendance at meetings. Each non-employee director as of the conclusion of each Annual Meeting of Stockholders automatically receives an option to purchase 2,500 shares of Common Stock pursuant to the Starter Corporation 1994 Stock Option Plan for Non-Employee Directors. In 1998 the Board of Directors unanimously decided to waive their annual fee and attendance fees until the Corporation's fiscal situation improves.

Employment Contracts and Termination of Employment

Effective January 1, 1997, the Corporation and Mr. Beckerman amended Mr. Beckerman's employment agreement. The amended employment agreement (the "Beckerman Employment Agreement"), with a three-year term (with an automatic annual renewal period thereafter), provides that Mr. Beckerman will serve as Chairman of the Board of Directors and Chief Executive Officer of the Corporation and will receive an annual base salary of $750,000 and a bonus (a "First Level Bonus") of up to 150% of his base salary if the Corporation achieves certain goals to be established by the Board of Directors or the Compensation Committee. In addition, Mr. Beckerman is entitled to receive, at the discretion of the Board of Directors or the Compensation Committee, an additional bonus (a "Second Level Bonus") of up to 150% of his base salary if the Corporation achieves certain financial and other performance-related goals established from time to time by the Board of Directors or the Compensation

Committee. See "Compensation Committee Report On Executive Compensation" with respect to allowable deductions of certain executive compensation pursuant to
Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). The Beckerman Employment Agreement further provides for certain payments to Mr. Beckerman upon termination of employment without cause or as a result of death or disability. If Mr. Beckerman's employment under the Beckerman Employment Agreement is terminated without cause, Mr. Beckerman is entitled to receive (i) within 60 days, a lump sum amount equal to two times Mr. Beckerman's annual base salary and (ii) on each of the two annual anniversary dates succeeding the date of termination, lump sum amounts equal to the aggregate of a First Level Bonus and a Second Level Bonus as if the Board of Directors had fully awarded such bonuses to Mr. Beckerman as of such anniversary dates. In the event of a change of control of the Corporation, Mr. Beckerman is entitled to terminate his employment and receive three annual payments each equal in amount to his annual base salary as of the date of termination. Mr. Beckerman has also agreed, in consideration for the execution of the Beckerman Employment Agreement by the Corporation and the compensation to be paid him thereunder, not to compete with the business of the Corporation for a period of two years following termination of his employment. See "Compensation Committee Report on Executive Compensation."

Prior to his leaving the employ or the Corporation, on January 1, 1996, the Corporation entered into a three-year employment agreement with Mr. Tucker to serve as President and Chief Operating Officer of the Corporation (the "Tucker Employment Agreement"). The Tucker Employment Agreement provided for an annual base salary of $500,000, a First Level Bonus of up to 75% of his base salary and a Second Level Bonus of up to an additional 75% of his base salary. Mr. Tucker left the employ of the Corporation in November 1997 and agreed to waive any compensation provisions of the agreement pertaining to 1998.

1998 Performance Goals

Section 162(m) precludes a deduction by a publicly held corporation for compensation paid to each of its Chief Executive Officer and its next four most highly compensated employees in excess of $1 million unless such compensation is qualified performance-based compensation, the material terms of which are disclosed to and approved by a majority of the stockholders of such corporation before the compensation is paid. Qualified performance-based compensation must be paid solely on account of the realization of one or more pre-established objective goals. The Compensation Committee of the Board of Directors has adopted, subject to stockholder approval, the 1998 Quality Performance Based Goals (the "1998 Performance Goals") under which incentive compensation paid to the Chief Executive Officer and the President is designed to satisfy the requirements of Section 162(m). The material terms of the 1998 Performance Goals are described below.

The maximum amount of incentive compensation that may be paid to the Chief Executive Officer is 300% of his base salary, consisting of a First Level Bonus, equal to 150% of his base salary, and a Second Level Bonus, also equal to 150% of his base salary. The Chief Executive Officer's base salary for 1998 is fixed at $750,000 in accordance with the terms of the Beckerman Employment Agreement.

The business criteria for the First Level Bonus will be based on performance goals related to net earnings before taxes. The Chief Executive Officer will not be eligible to receive any First Level or Second Level Bonuses unless all other employees of the Corporation who participate in the Corporation's Incentive Compensation Plan (the "Incentive Plan") are eligible to receive incentive compensation under the Incentive Plan and unless a specified positive cash flow is attained The Chief Executive Officer is not eligible to participate in the Incentive Plan.

The business criteria for Second Level Bonuses will be based on the increase of the average price of the Common Stock above $6.50 per share during the month of December 1998.

The 1998 Performance Goals will be administered by a committee composed of not less than two non-employee directors of the Corporation (the "Committee") to be designated by the Board of Directors. The Committee will determine the degree of realization of performance goals, the amount, if any, to be paid as First or Second Level Bonuses and the timing and form of such payment. Such payments will be made as soon as practicable. The Committee has no discretion to pay more than the maximum First and Second Level Bonuses specified above. Receipt of First or Second Level Bonuses, or the possibility thereof, does not preclude participation in other compensation and incentive plans of the Corporation.

Compensation Committee Report on Executive Compensation

The Compensation Committee establishes and reviews the Corporation's arrangements and programs for compensating executive officers, including the Named Executive Officers. The Compensation Committee is composed entirely of directors who are not employees of the Corporation. The Compensation Committee has been advised by outside legal counsel and by compensation consultants in formulating the Compensation Committee's overall philosophy and objectives regarding executive compensation and in structuring the Chief Executive Officer's compensation package.

Philosophy and Policy

The Corporation's compensation program for executive officers consists of three major elements: a base salary, a bonus that is conditioned upon the Corporation's return on assets achieving a specified ratio to the return on assets of the Standard & Poor's Textile-Apparel Manufacturing Companies (or, in the case of Mr. Beckerman, a bonus as provided in his employment agreement) and periodic grants of stock options. The Compensation Committee's policy is to design executive compensation packages that reward the achievement of both short-term and long-term objectives of the Corporation. In addition, the Corporation seeks to establish executive compensation in a manner to be competitive with companies in the apparel industry, with which the Corporation competes with respect to products, and companies located in the same general geographic area as the Corporation, with which the Corporation competes with respect to attracting talented executives. Under this approach, the attainment of short-term objectives is compensated through discretionary annual bonuses and the attainment of long-term objectives is rewarded through the periodic grants of stock options under the Option Plan. The Compensation Committee believes that, in addition to compensating executives for attaining long-term objectives of the Corporation which the Corporation believes eventually will be reflected in the market value of the Common Stock, the granting of stock options aligns the interest of the executives with those of the Corporation's stockholders. The Compensation Committee, after considering management's recommendations, determines the recipients to be awarded stock option grants. In 1997, the Compensation Committee considered the following factors with regard to the executives to whom options were be granted and the size of the options granted: (i) the executive's position with the Corporation, (ii) the performance of the departments for which the executive is responsible, (iii) the past performance of the executive, (iv) the overall performance of the Corporation (including sales levels, bookings and anticipated results for the fiscal year) and (v) the number of options currently held by the executive. The weight accorded each of the foregoing factors varies depending on the executive and his position with the Corporation.

The base salary of each of the executives was determined by the Chairman of the Board and the President. Mr. Beckerman's compensation was determined as described below.

Compensation of the Chief Executive Officer

Mr. Beckerman's compensation for 1997 was established by the Beckerman Employment Agreement. The base salary level included in such agreement was determined by the Board of Directors in 1993, prior to establishment of the Compensation Committee, and is intended to be competitive with companies which were believed to be comparable to the Corporation in the apparel industry. In connection therewith, the base salary level was determined after reviewing the levels of executive compensation paid by companies including Liz Claiborne Inc., Fruit of the Loom, Inc. and VF Corporation (each of which are included in Standard & Poor's Textile-Apparel Manufacturer Index). Mr. Beckerman received no bonus for 1997. In determining any bonus compensation granted to Mr. Beckerman, see "1998 Performance Goals."

Performance Graph

The following graph compares the total stockholder return on the Common Stock with the cumulative total return of the Standard & Poor's 500 Stock Index and the Standard & Poor's Textile - Apparel Manufacturer Index for the period commencing April 8, 1993, the date of the Corporation's initial public offering, through December 31, 1997. The graph assumes that the value of the investment in Common Stock was $100 on April 8, 1993. The total return assumes divided reinvestment.

                COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN*
                 AMONG STARTER CORPORATION, THE S & P 500 INDEX
                     AND THE S & P TEXTILES (APPAREL) INDEX

   [The following table was depicted as a line chart in the printed material.]

                       4/08/93   12/93     12/94     12/95     12/96     12/97
                       -------   -----     -----     -----     -----     -----
                                              (DOLLARS)
STARTER CORPORATION      100       78        32        32        26        24
S & P 500                100      108       107       147       181       241
S & P TEXTILES (APPAREL) 100       81        77        87        99       106

* $100 INVESTED ON 4/08/93 IN STOCK OR ON 3/31/93 IN INDEX - INCLUDING REINVESTMENT OF DIVIDENDS, FISCAL YEAR ENDING DECEMBER 31.

ITEM. 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table provides certain information as of April 1, 1998 with respect to shares of Common Stock beneficially owned by each director, nominee and beneficial owner of more than 5% of the outstanding shares of Common Stock, the only class of voting securities of the Corporation outstanding and each of the Names Executive Officers and Messrs. Thorbeck and Tucker, and by all directors and executive officers as a group:

                                   Number of Shares
                                Beneficially Owned and    Percent of Outstanding
                                        Nature                Common Stock
Name of Beneficial Owner (1)    Of Beneficial Ownership   Beneficially Owned (2)
--------------------------------------------------------------------------------

David A. Beckerman                   17,615,729 (3)                     63.2%

Frederick T. Burke II ..................  1,138                         *
Benjamin C. Cohen ......................  9,400 (4)                     *
Carmen L. Cozza ........................  2,500 (5)                     *
Joseph P. Grant ........................  8,500 (6)                     *
Gary S. Letendre ....................... 30,994 (7)                     *
Lawrence L. Longo, Jr. .................  3,000                         *
Richard H. Saletan .....................  2,500 (8)                     *
Mark G. Sklarz .........................  8,700 (9)                     *
John S. Thorbeck .......................
John M. Tucker .........................
John C. Warfel ......................... 32,136 (10)                    *

All executive officers and
directors as a group                  17,793,563 (11)               63.8%
(consisting of 16 individuals)

--------------------------------------------------------------------------------
*Less than 1%

(1) Identifies persons having voting or investment power with respect to the shares set forth opposite their names, according to information furnished to the Corporation. Each such person has sole voting or investment power with respect to such shares, except as otherwise disclosed in the footnotes to the table.

(2) Expressed as a percentage of the shares of Common Stock outstanding as of April 1, 1998. For the purpose of calculating each person's beneficial ownership, any shares subject to options exercisable within 60 days of April 1, 1998 are deemed to be beneficially owned by, and outstanding with respect to, such person.

(3) Includes 143,338 shares owned by The Beckerman Family Associates Limited Partnership (the "Partnership"), of which Mr. Beckerman is the general partner. Mr. Beckerman owns a 1% general partnership interest and an 11% limited partnership interest in the Partnership.

(4)   Includes 4,500 shares which are subject to currently exercisable options.

(5)   Includes 2,500 shares which are subject to currently exercisable options.

(6)   Includes 4,500 shares which are subject to currently exercisable options.

(7)   Includes 24,000 shares which are subject to currently exercisable options.

(8)   Includes 1,500 shares which are subject to currently exercisable options.

(9)   Includes 4,500 shares which are subject to currently exercisable options.

(10)  Includes 23,000 shares which are subject to currently exercisable options.

(11) Includes 127,000 shares which are subject to currently exercisable options. Does not include information with respect to the number of shares benefically owned by Messrs, Thorbeck and Tucker as the Corporation does not have information with respect to such holdings as of April 1, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Corporation leases space from Acorn Realty, a company owned by Mr. Beckerman. Total lease payments were approximately $75,000 in 1997.

For a description of Certain Transactions and Business Relationships including Messrs. Sklarz and Saletan see "Executive Compensation - Compensation Committee Interlocks and Insider Participation".

Mr. Sklarz accepts no compensation for his position as Secretary of the Corporation. Mr. Sklarz is a partner in the law firm of Cummings & Lockwood. The law firm acted as counsel to the Corporation in the fiscal year ending December 31, 1997 and continues to provide legal services to the Corporation. The Corporation paid Cummings & Lockwood legal fees of approximately $219,933 in 1997.

Mr. Beckerman and the Corporation entered into an Agreement dated as of March 31, 1998 pursuant to which Mr. Beckerman agreed to guarantee up to $22 million of the Corporation's credit facility and the Corporation agreed to pay to Mr. Beckerman an annual fee equal to 3% of the amount of the guarantee and, if the guarantee is ever drawn upon by the providers of the credit facility, interest on the amount drawn at 3% per annum above the prime rate of interest until such amount is repaid to Mr. Beckerman by the Corporation.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               STARTER CORPORATION

Date: May 7, 1998


By: /s/ David A. Beckerman
    -----------------------
David A. Beckerman
  Chairman of the Board and
  Chief Executive Officer

Date: May 7, 1998


By: /s/Sean T. Smith
    -----------------
Sean T. Smith
Controller and
Chief Accounting Officer

Know All Men By These Presents, that each individual whose signature appears below hereby constitutes and appoints, Sean T. Smith, Theodore R. Voss and John
C. Warfel, and each of them individually, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any exhibits to this report, (iii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

DIRECTORS:

Date: May 7, 1998


By: /s/ Benjamin E. Cohen
    ----------------------
Benjamin E. Cohen
Director

Date: May 7, 1998


By:/s/ Carmen L. Cozza
   --------------------
Carmen L. Cozza
Director

Date: May 7, 1998


By: /s/ Joseph P. Grant
    --------------------
Joseph P. Grant
Director

Date: May 7, 1998


By:/s/ Richard H. Saletan
   -----------------------
Richard H. Saletan
Director

Date: May 7, 1998


By: /s/ Mark G. Sklarz
    -------------------
Mark G. Sklarz
Director