Form 10-Q
period 1998-03-31
STARTER CORP
filed 1998-05-14
CIK 897507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1998

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

Yes  |X|     No |_|

27,889,578 shares of common stock, $.01 par value, were outstanding as of May 1, 1998.

                                      INDEX
                               STARTER CORPORATION

                                                                     Page Number
                                                                     -----------
 PART I     Financial Information

 ITEM 1     Consolidated Financial Statements (unaudited)

            Consolidated balance sheets - March 31, 1998,
            December 31, 1997 and March 31, 1997                         3-4

            Consolidated statements of operations - Three months
            ended March 31, 1998 and March 31, 1997                        5

            Consolidated statements of cash flows - Three months
            ended March 31, 1998 and March 31, 1997                        6

            Notes to consolidated financial statements -
            March 31, 1998                                                 7

 ITEM 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           11

PART II     Other Information

 ITEM 6     Exhibits and Report on Form 8-K                               17

            Signature                                                     18

                               STARTER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                               March 31, 1998  December 31, 1997   March 31, 1997
                                               --------------  -----------------   --------------
                                                  (unaudited)             (note)      (unaudited)
Current assets:
    Cash and cash equivalents                      $   3,046           $     149        $     330
    Accounts receivable - trade, less allowance
      for doubtful accounts of $3,700 at March
      31, 1998, $3,800 at December 31, 1997
      and $3,600 at March 31, 1997                    35,539              38,424           38,052
    Inventories                                       76,704              71,940           70,555
    Prepaid expenses and other assets                 10,631              11,888            9,180
    Current deferred income taxes                       --                  --              8,565
                                                   ---------           ---------        ---------
Total current assets                                 125,920             122,401          126,682

Plant and equipment                                   36,258              36,197           35,218
Less accumulated depreciation                        (10,440)             (9,691)          (7,911)
                                                   ---------           ---------        ---------
Plant and equipment, net                              25,818              26,506           27,307

Other assets                                          16,315              11,614           12,045
                                                   ---------           ---------        ---------

Total assets                                       $ 168,053           $ 160,521        $ 166,034
                                                   =========           =========        =========

See accompanying notes.

                               STARTER CORPORATION
                     CONSOLIDATED BALANCE SHEETS (continued)
                       (in thousands, except share data )

                                                        March 31, 1998    December 31, 1997    March 31, 1997
                                                        --------------    -----------------    --------------
                                                           (unaudited)               (note)       (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks                                    $  47,783            $  41,624         $  34,547
   Accounts payable                                             16,182               16,600             7,245
   Accrued commissions                                           2,146                1,830             1,120
   Accrued licensing fees                                       10,362                4,788             3,366
   Accrued expenses                                             19,347               14,482             6,905
   Accrued advertising                                           6,349                8,181             4,921
   Current portion of long-term debt                               939                  939             1,851
                                                             ---------            ---------         ---------
Total current liabilities                                      103,107               88,444            59,955

Long-term debt, less current portion                             4,469                4,642             4,959
                                                             ---------            ---------         ---------

Total liabilities                                              107,575               93,086            64,914

Stockholders' equity:
  Convertible Preferred Stock (par value $.01)
   5,000,000 authorized shares                                    --                   --                --
  Common Stock (par value $.01)
   50,000,000 shares authorized; issued
   27,886,049 at March 31, 1998,
   27,872,232 at December 31, 1997 and
   27,849,902 at March 31, 1997                                    279                  279               278

  Additional paid in capital                                    82,812               82,774            82,685
  Retained earnings (deficit)                                  (22,613)             (15,618)           18,157
                                                             ---------            ---------         ---------
Total stockholders' equity                                      60,478               67,435           101,120
                                                             ---------            ---------         ---------
Total liabilities and stockholders' equity                   $ 168,053            $ 160,521         $ 166,034
                                                             =========            =========         =========

Note: The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                               STARTER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                       Three Months Ended
                                                             March 31
                                                       1998             1997
                                                       ----             ----

Net sales                                        $     59,036      $     61,724

Cost of sales                                          42,497            43,752
                                                 ------------      ------------
Gross profit                                           16,539            17,972

Royalty income                                            954               559

Selling, general and administrative expenses           23,392            22,794
                                                 ------------      ------------

Loss from operations                                   (5,899)           (4,263)

Other income - net                                        422                 9
                                                 ------------      ------------

Loss before interest expense
  and income taxes                                     (5,477)           (4,254)

Interest expense                                        1,393             1,016
                                                 ------------      ------------

Loss before income taxes                               (6,870)           (5,270)

Income taxes (benefit)                                    125            (2,108)
                                                 ------------      ------------

Net loss                                         ($     6,995)     ($     3,162)
                                                 ============      ============

Basic and diluted loss per share                 ($      0.25)     ($      0.11)
                                                 ============      ============
Weighted - average common shares                   27,879,141        27,807,094
                                                 ============      ============

See accompanying notes.

                               STARTER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         Three Months Ended
                                                 March 31, 1998   March 31, 1997
                                                 --------------   --------------

Cash flows from operating activities
Net loss                                         ($     6,995)     ($     3,162)
Adjustments to reconcile net loss to cash
  provided (used) by operating activities:
  Depreciation and amortization                           892               997
  Provision for bad debts                                 150                22
  Changes in operating assets and liabilities:
     Accounts receivable                                2,735            18,912
     Inventories                                       (4,764)            6,886
     Prepaid expenses and other assets                  1,257              (641)
     Accounts payable and accrued expenses              8,503           (23,183)
                                                 ------------      ------------
Net cash provided (used) by operating activities        1,779              (169)

Cash flows from investing activities
  Purchase of property, plant and equipment               (61)             (530)
  Other, net                                           (1,638)             (535)
                                                 ------------      ------------
Net cash used by investing activities                  (1,699)           (1,065)

Cash flows from financing activities
  Repayment of long-term borrowings                      (173)           (1,341)
  Net borrowings (repayments) on credit
   arrangements                                         6,159              (119)
  Net proceeds from sale of common stock                   37                29
  Loan refinancing costs                               (3,206)
                                                 ------------      ------------
Net cash provided (used) by financing activities        2,817            (1,431)
                                                 ------------      ------------

    Net increase (decrease) in cash                     2,897            (2,665)
Cash and cash equivalents - beginning of period           149             2,995
                                                 ------------      ------------

Cash and cash equivalents - end of period        $      3,046      $        330
                                                 ============      ============

See accompanying notes.

                               STARTER CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2) Inventories

Inventories were as follows (in thousands):

                                     March 31      December 31         March 31
                                         1998             1997             1997
                                         ----             ----             ----
Raw materials                       $  17,490        $  18,627        $  14,609
Finished goods                         59,214           53,313           55,946
                                    ---------        ---------        ---------
                                    $  76,704        $  71,940        $  70,555
                                    =========        =========        =========

3)     Other Assets

Other assets are as follows (in thousands):


                                     March 31      December 31         March 31
                                         1998             1997             1997
                                         ----             ----             ----
Goodwill                            $   5,451        $   5,552        $   6,240
Trademarks                              1,740            1,789            1,925
Capitalized Software                    4,530            2,712              385
Deferred income taxes                    --               --              1,568
Other                                   4,594            1,561            1,927
                                    ---------        ---------        ---------
                                    $  16,315        $  11,614        $  12,045
                                    =========        =========        =========

4) Credit Arrangement

On March 31, 1998 the Company's three year secured revolving credit facility (the "credit facility") was amended to provide for, among other items, an increase in permitted overadvances, increased advance rates and the elimination of certain financial covenants. The $130,000,000 credit facility provides for a seasonal increase up to a maximum $160,000,000 from April 1 through January 15 of each year; however, obligations outstanding under the credit facility can not exceed $85,000,000 for a period of 30 days during the first quarter of each year. Borrowings under the credit facility are subject to various limitations based upon eligible receivables and inventory, as defined in the credit facility, of the Company and its subsidiaries. Additionally, the credit facility provides for permitted overadvances of $22,000,000 to fund seasonal working capital requirements from January 1 to October 15 of each year. From October 15, 1998 to December 31, 1998 the permitted overadvance decreases to $7,500,000. Under terms of the credit facility, the Chairman and Chief Executive Officer of the Company (the "guarantor"), who is also the majority stockholder of the Company, has guaranteed up to $22,000,000 of the credit facility. The guarantee may be terminated upon written notice to the banks by the guarantor. However, it is not the intent of the guarantor to terminate the guarantee during 1998. Any reduction in the guarantee will simultaneously reduce dollar for dollar the amount of any permitted overadvance. The credit facility, which expires on March 31, 2001, contains a covenant requiring minimum net worth of $45 million plus 50% of the Company's cumulative net income, if any, for each fiscal year ending on or after December 31, 1998. The covenant is to be tested annually at the end of each fiscal year of the Company. The credit facility further places restrictions on distributions, mergers and asset acquisitions, as defined in the credit facility, and requires the Company to enter into interest rate protection arrangements satisfactory to the banks for a notional amount of $35,000,000. The credit facility also contains customary events of default, as defined in the credit facility. The termination of the guarantee by the guarantor is an event of default under the credit facility.

Management expects that the Company will be able to comply with the terms of the credit facility throughout 1998. In 1997 the Company began a plan to reduce selling, general and administrative expenses. Cost containment initiatives under the plan are expected to result in reduced costs during 1998 via reductions in the Company's workforce, reduction in unprofitable outlet operations, more cost effective marketing initiatives and other spending reductions. Management expects that these cost containment initiatives together with the amended credit facility will provide sufficient liquidity for operations through 1998.

Amounts outstanding under the credit facility accrue interest at either the bank's base rate plus 1% or at LIBOR plus 3%, at the Company's option. The Company is required to pay a 2% fee on the face amount of each letter of credit issued under the credit facility and an annual fee, which can range from .375% to .5% percentage points, as defined in the credit facility, on the credit facility. In addition, the Company was required to pay a transaction fee of 2% on the maximum available credit facility to the banks in connection with the amended agreement. The credit facility is secured by substantially all of the Company's assets.

At March 31, 1998, $47,783,000 is outstanding under this facility, $24,314,000 has been committed under letters of credit for vendors' orders for which the Company will become liable at the time these orders are shipped and $20,854,000 is available for additional borrowing.

5) Income taxes

The Company's income tax expense for the first quarter of 1998 consists primarily of minimum state taxes. At December 31, 1997, the Company recorded a deferred tax asset valuation allowance against deferred tax assets previously recorded, as the Company believed it is more likely than not that such deferred tax assets will not be utilized in the near term.

6) Contingencies

The Company is a party to various lawsuits incidental to its business which management believes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

7) Reclassifications

Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

8) Recent Accounting Pronouncements

The Company adopted Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards No. 128, "Earnings Per Share" as of December 31, 1997. The adoption of this standard had no impact on the previously reported loss per share for first quarter of 1997.

On January 1, 1998, the Company adopted FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". There were no differences between comprehensive loss and net loss for the three months ended March 31, 1998 and 1997.

ITEM 2

                               STARTER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's business is seasonal with higher sales reported in the second half of the year due to the higher price points of a significant portion of the Company's products which are sold during the fall and holiday seasons. The seasonality of the Company's business also affects borrowings under the Company's revolving credit facility. The amount outstanding under the revolving credit facility fluctuates as a result of seasonal demands for the Company's products. Traditional quarterly fluctuations in the Company's business may vary in the future depending upon, among other things, changes in order cycles and product mix.

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

Results of Operations

The Company had a net loss of $36.9 million for the year ended December 31, 1997 as a result of rapid unexpected deterioration in the athletic apparel industry during 1997 and the resulting decreases in sales levels and margins. These decreases resulted in the inability of the Company to recover its fixed selling, general and administrative expenses which had increased significantly in 1997 due to investments made in anticipation of growth in sales. In 1996 and 1997, the Company made investments and built an infrastructure to support a business that had experienced growth in the past and was expected to continue to grow. In addition to anticipated general growth arising from the industry as a whole, the Company believed that its acquisitions provided a vehicle to support further increases in its market share. The market place began to soften in the last half of 1997 and, at that time, the Company began a plan to reduce selling, general and administrative expenses. Several changes were made in the management team, including the elimination of several positions. The cost containment initiatives are expected to result in reduced costs during 1998 via reductions in the Company's workforce, reductions in unprofitable outlet store operations, more cost effective marketing initiatives and other spending reductions. The majority of these cost reductions will not be realized until the second half of 1998. However, there can be no assurance such cost containment initiatives will result in the Company's return to profitability.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of operations.

                                                 Quarter Ended March 31,
                                                  1998           1997
                                                  ----           ----

Net sales                                          100%          100%

Cost of sales                                    (72.0)        (70.9)

Gross profit                                      28.0          29.1

Royalty income                                     1.6            .9

Selling, general and
  administrative expenses                        (39.6)        (36.9)
                                                 -----         -----

Loss from operations                             (10.0)         (6.9)

Other income - net                                  .7            --
Interest expense                                  (2.3)         (1.6)
                                                 -----         -----

Loss before income taxes                         (11.6)         (8.5)

Income taxes (benefit)                              .2          (3.4)
                                                 -----         -----

Net loss                                         (11.8%)        (5.1%)
                                                 =====         =====

Net sales for the quarter ended March 31, 1998 were $59.0 million, as compared to $61.7 million for the quarter ended March 31, 1997, a 4.4% decrease primarily related to reduced outerwear and accessory volume.

Gross profit for the quarter ended March 31, 1998 was $16.5 million, as compared to $18.0 million for the quarter ended March 31, 1997. The gross profit margin as a percentage of sales during the first quarter of 1998 decreased to 28% as compared to 29.1% for the first quarter of 1997. The decrease is primarily related to increased distribution costs and production variances as a percentage of net sales.

Royalty income for the quarter ended March 31, 1998 increased to $1.0 million as compared to $.6 million for the quarter ended March 31, 1997, primarily as a result of the addition of new domestic licensees.

Selling, general and administrative expenses increased to $23.4 million or 39.6% of net sales for the quarter ended March 31, 1998, as compared to $22.8 million or 36.9% for the quarter ended March 31, 1997. The increased selling, general and administrative costs of $.6 million primarily relate to increased royalties associated with increased licensed sales during the first quarter of 1998 and employee severance costs associated with the Company's continuing cost containment initiatives.

Other income of $.4 million during the first quarter of 1998 relates to gains associated with the disposition of certain investments.

Interest expense for the quarter ended March 31, 1998 increased to $1.4 million as compared to $1.0 million for the quarter ended March 31, 1997 primarily due to increased interest rates and increased average borrowings needed to finance operations.

Liquidity and Capital Resources

The Company's working capital at March 31, 1998 was $22.8 million as compared to $34.0 million at December 31, 1997 and $66.7 million at March 31, 1997. The decrease from December 31 is primarily attributable to the loss for the quarter ended March 31, 1998. Cash generated by operations for the first three months of 1998 was $1.8 million primarily as a result of increases in current liabilities.

On March 31, 1998 the Company's three year secured revolving credit facility (the "credit facility") was amended to provide for, among other items, an increase in permitted overadvances, increased advance rates and the elimination of certain financial covenants. The $130,000,000 credit facility provides for a seasonal increase up to a maximum $160,000,000 from April 1 through January 15 of each year; however, obligations outstanding under the credit facility can not exceed $85,000,000 for a period of 30 days during the first quarter of each year. Borrowings under the credit facility are subject to various limitations based upon eligible receivables and inventory, as defined in the credit facility, of the Company and its subsidiaries. Additionally, the credit facility provides for permitted overadvances of $22,000,000 to fund seasonal working capital requirements from January 1 to October 15 of each year. From October 15, 1998 to December 31, 1998 the permitted overadvance decreases to $7,500,000. Under terms of the credit facility, the Chairman and Chief Executive Officer of the Company (the "guarantor"), who is also the majority stockholder of the Company, has guaranteed up to $22,000,000 of the credit facility. The guarantee may be terminated upon written notice to the banks by the guarantor. However, it is not the intent of the guarantor to terminate the guarantee during 1998. Any reduction in the guarantee will simultaneously reduce dollar for dollar the amount of any permitted overadvance. The credit facility, which expires on March 31, 2001, contains a covenant requiring minimum net worth of $45 million plus 50% of the Company's cumulative net income, if any, for each fiscal year ending on or after December 31, 1998. The covenant is to be tested annually at the end of each fiscal year of the Company. The credit facility further places restrictions on distributions, mergers and asset acquisitions, as defined in the credit facility, and requires the Company to enter into interest rate protection arrangements satisfactory to the banks for a notional amount of $35,000,000. The credit facility also contains customary events of default, as defined in the credit facility. The termination of the guarantee by the guarantor is an event of default under the credit facility.

Management expects that the Company will be able to comply with the terms of the credit facility throughout 1998. In 1997 the Company began a plan to reduce selling, general and administrative expenses. Cost containment initiatives under the plan are expected to result in reduced costs during 1998 via reductions in the Company's workforce, reduction in unprofitable outlet operations, more cost effective marketing initiatives and other spending reductions. Management expects that these cost containment initiatives together with the amended credit facility will provide sufficient liquidity for operations through 1998.

Amounts outstanding under the credit facility accrue interest at either the bank's base rate plus 1% or at LIBOR plus 3%, at the Company's option. The Company is required to pay a 2% fee on the face amount of each letter of credit issued under the credit facility and an annual fee, which can range from .375% to .5% percentage points, as defined in the credit facility, on the credit facility. In addition, the Company was required to pay a transaction fee of 2% on the maximum available credit facility to the banks in connection with the amended agreement. The credit facility is secured by substantially all of the Company's assets.

At March 31, 1998, $47,783,000 is outstanding under this facility, $24,314,000 has been committed under letters of credit for vendors' orders for which the Company will become liable at the time these orders are shipped and $20,854,000 is available for additional borrowing.

Cash generated from operations, together with the Company's existing revolving credit agreement, is expected, under conditions, to be sufficient to finance the Company's planned operations in 1998.

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

The Company's comprehensive system conversion initiative, which encompasses the Year 2000 issues, is being managed by a team of experienced internal and external professionals. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The initiative encompasses all business systems, including administrative, manufacturing and distribution equipment that utilize microprocessors. Project completion is expected by early 1999. While the Company believes its plans are adequate to address its Year 2000 concerns, many factors could affect its ultimate success including, but not limited to the continued availability of outside resources and sufficient financing. The project is not expected to exceed $10 million in cost, some of which has been capitalized. Through March 31, 1998 the Company has incurred costs of $5,000,000 related to the project. This cost range is based on management's best estimates, which were derived utilizing assumptions about future events. The results could differ materially from those anticipated subject to uncertainties regarding the availability of resources and the impact of the issue on key suppliers and customers among others.

Part II - Other Information

Item 6: Exhibits and reports on Form 8-K

(a) Exhibits

      27    Financial Data Schedule

(b) Reports on Form 8-K

            There were no Reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STARTER CORPORATION

DATE: May 13, 1998            /s/ Sean T. Smith
                              ---------------------------------------
                              Sean T. Smith.
                              Controller and Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit                                                     Page
Number                     Descriptions                     Number
------                     ------------                     ------

27                         Financial Data Schedule            21