Form 10-Q
period 1998-06-30
STARTER CORP
filed 1998-08-13
CIK 897507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998

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

Yes  |X|    No  |_|

27,896,998 shares of common stock, $.01 par value, were outstanding as of August 1, 1998.

                                      INDEX
                               STARTER CORPORATION

                                                                     Page Number
                                                                     -----------
  PART I    Financial Information

  ITEM 1    Consolidated Financial Statements (unaudited)

            Consolidated balance sheets - June 30, 1998,
            December 31, 1997 and June 30, 1997                          3-4

            Consolidated statements of operations - Three and
            six months ended June 30, 1998 and June 30, 1997               5

            Consolidated statements of cash flows - Six
            months ended June 30, 1998 and June 30, 1997                   6

            Notes to consolidated financial statements -
            June 30, 1998                                                  7

  ITEM 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10

 PART II    Other Information

  ITEM 1    Legal Proceedings                                             17

  ITEM 4    Submission of Matters to a Vote of Security Holders           17

  ITEM 6    Exhibits and Report on Form 8-K                               18

            Signature                                                     19

                               STARTER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                       June 30, 1998     December 31, 1997     June 30, 1997
                                       -------------     -----------------     -------------
                                         (unaudited)                (note)       (unaudited)
Current assets:
  Cash and cash equivalents                $     931             $     149         $   3,489
  Accounts receivable - trade, less
   allowance for doubtful accounts
   of $3,700 at June 30, 1998,
   $3,800 at December 31, 1997
   and $3,000 at June 30, 1997                47,046                38,424            45,341
  Inventories                                106,391                71,940            90,396
  Prepaid expenses and other assets            6,404                11,888            12,368
  Current deferred income taxes                                         --             8,565
                                           ---------             ---------         ---------
Total current assets                         160,772               122,401           160,159

Plant and equipment                           35,631                36,197            35,270
Less accumulated depreciation                (10,999)               (9,691)           (8,235)
                                           ---------             ---------         ---------
Plant and equipment, net                      24,632                26,506            27,035

Other assets                                  17,423                11,614            12,202
                                           ---------             ---------         ---------

Total assets                               $ 202,827             $ 160,521         $ 199,396
                                           =========             =========         =========

See accompanying notes.

                               STARTER CORPORATION
                     CONSOLIDATED BALANCE SHEETS (continued)
                       (in thousands, except share data )

                                                  June 30, 1998     December 31, 1997     June 30, 1997
                                                   ------------     -----------------     -------------
                                                    (unaudited)                (note)       (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                              $  83,296             $  41,624          $ 62,855
  Accounts payable                                       17,299                16,600            13,621
  Accrued commissions                                     2,566                 1,830             1,846
  Accrued licensing fees                                 14,488                 4,788             4,923
  Accrued expenses                                       20,639                14,482            10,759
  Accrued advertising                                     6,073                 8,181             4,718
  Current portion of long-term debt                         939                   939               351
                                                      ---------             ---------          --------
Total current liabilities                               145,298                88,444            99,075

Long-term debt, less current portion                      5,441                 4,642             3,825
                                                      ---------             ---------          --------

Total liabilities                                       150,740                93,086           102,900

Stockholders' equity:
  Convertible Preferred Stock (par value $.01)
    5,000,000 authorized shares                              --                    --                --
  Common Stock (par value $.01)
     50,000,000 shares authorized; issued
     27,894,160 at June 30, 1998,
     27,872,232 at December 31, 1997
     and 27,856,615 at June 30, 1997                        279                   279               278

  Additional paid in capital                             82,839                82,774            82,716
  Retained earnings (deficit)                           (31,033)              (15,618)           13,502
                                                      ---------             ---------          --------
Total stockholders' equity                               52,087                67,435            96,496
                                                      ---------             ---------          --------
Total liabilities and stockholders' equity            $ 202,827             $ 160,521          $199,396
                                                      =========             =========          ========

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

                               STARTER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                          Three Months Ended               Six Months Ended
                                                               June 30                          June 30
                                                        1998             1997             1998             1997
                                                        ----             ----             ----             ----
Net sales                                       $     57,979     $     58,309     $    117,014     $    120,033

Cost of sales                                         41,177           42,542           83,674           86,294
                                                ------------     ------------     ------------     ------------
Gross profit                                          16,801           15,767           33,340           33,739

Royalty income                                           709            1,299            1,663            1,858

Selling, general and administrative expenses          23,459           23,350           46,851           46,144
                                                ------------     ------------     ------------     ------------
Loss from operations                                  (5,948)          (6,285)         (11,847)         (10,548)

Other income (expense) - net                             (62)              (1)             360                8
                                                ------------     ------------     ------------     ------------
Loss before interest expense
  and income taxes                                    (6,010)          (6,286)         (11,487)         (10,541)

Interest expense                                       2,285            1,470            3,677            2,486
                                                ------------     ------------     ------------     ------------
Loss before income taxes                              (8,295)          (7,757)         (15,165)         (13,027)

Income taxes (benefit)                                   125           (3,102)             250           (5,210)
                                                ------------     ------------     ------------     ------------
Net loss                                             ($8,420)         ($4,655)        ($15,415)         ($7,817)
                                                ============     ============     ============     ============
Basic and diluted loss per share                       ($.30)           ($.17)           ($.55)           ($.19)
                                                ============     ============     ============     ============
Weighted - average common shares                  27,890,105       27,853,258       27,884,623       26,838,528
                                                ============     ============     ============     ============

See accompanying notes.

                               STARTER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Six Months Ended
                                                June 30, 1998    June 30, 1997
                                                -------------    -------------
Cash flows from operating activities
Net loss                                            ($15,415)        ($ 7,817)
Adjustments to reconcile net loss
  to cash used by operating activities:
  Depreciation and amortization                        2,189            2,064
  Loss on sale of property, plant & equipment             64
  Provision for bad debts                                300             (500)
Changes in operating assets and liabilities:
  Accounts receivable                                 (8,922)          12,169
  Inventories                                        (34,451)         (12,955)
  Prepaid expenses and other assets                    5,485           (3,853)
  Accounts payable and accrued expenses               14,643          (13,694)
                                                    --------         --------
Net cash used by operating activities                (36,108)         (24,586)

Cash flows from investing activities
  Purchase of property, plant and equipment             (185)          (1,041)
  Proceeds from sale of property,
   plant and equipment                                   430
  Other, net                                          (1,708)            (977)
                                                    --------         --------

Net cash used by investing activities                 (1,463)          (2,018)

Cash flows from financing activities

  Repayment of long-term borrowings                      (41)          (3,975)
  Net borrowings on credit arrangements               41,672           31,013
  Net proceeds from sale of common stock                  65               60
  Loan refinancing costs                              (3,342)
                                                    --------         --------
Net cash provided by financing activities             38,353           27,098
                                                    --------         --------

  Net increase in cash                                   782              494

Cash and cash equivalents -
  beginning of period                                    149            2,995
                                                    --------         --------

Cash and cash equivalents -
  end of period                                     $    931         $  3,489
                                                    ========         ========

See accompanying notes.

                               STARTER CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998

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

2)    Inventories

Inventories were as follows (in thousands):

                                       June 30      December 31          June 30
                                          1998             1997             1997
                                          ----             ----             ----
Raw materials                         $ 18,188          $18,627          $20,772
Finished goods                          88,203           53,313           69,624
                                      --------          -------          -------
                                      $106,391          $71,940          $90,396
                                      ========          =======          =======

3)     Other Assets

Other assets are as follows (in thousands):

                                       June 30      December 31          June 30
                                          1998             1997             1997
                                          ----             ----             ----
Goodwill                               $ 5,351          $ 5,552          $ 5,865
Trademarks                               1,691            1,789            1,876
Capitalized Software                     5,850            2,712               --
Deferred income taxes                       --               --            1,567
Capitalized loan costs                   3,138               --              914
Other                                    1,393            1,561            1,980
                                       -------          -------          -------
                                       $17,423          $11,614          $12,202
                                       =======          =======          =======

4)    Credit Facility

At June 30, 1998, $83,296,000 is outstanding under the Company's three year secured revolving credit facility ("the credit facility"). Additionally, $41,000,000 has been committed under the credit facility for letters of credit related to vendor orders for which the Company will become liable at the time these orders are shipped and $18,730,000 is available for additional borrowing under the credit facility.

5)    Income taxes

The Company's income tax expense for the three and six month periods ended June 30, 1998 consists primarily of minimum state taxes. At December 31, 1997, the Company recorded a deferred tax asset valuation allowance against deferred tax assets previously recorded, as the Company believed it is more likely than not that such deferred tax assets will not be utilized in the near term.

6)    Contingencies

TH Corporation ("TH") operated as a sourcing agent for the Company pursuant to an agency agreement. In February 1998, TH was notified of the termination of the agreement. In June of 1998, TH filed a petition seeking arbitration of claims arising out of its transactions with the Company. TH is seeking to collect approximately $2,000,000 in commission and manufacturing fees. In addition, TH is seeking reimbursement of approximately $3,100,000 it advanced to the Company to cover certain duties and potential penalties assessed by the U.S. Customs Service on products sourced by TH. These products failed to meet standards required to obtain a claimed duty rate. In June 1998, TH filed a motion in the Superior Court of the State of Connecticut requesting that the court order the Company to proceed with arbitration. The Company opposed the motion and believes that the situation should be resolved in a court of law. Certain vendors of the Company selected by TH or their assignees have notified the Company of claims by them that are now being asserted by TH as part of its claims. None of these vendors or other parties has commenced legal or arbitration proceedings against the Company.

Although the outcome of litigation or arbitration cannot be predicted with certainty, it is the opinion of the Company that it has strong defenses to the claims asserted by TH. The Company also has grounds for asserting claims against TH for breaches of the agency agreement with the Company and for breaches of the fiduciary duties owed the Company as a result of that relationship. It is anticipated that the amounts sought by the Company in connection with its claims, if asserted, will substantially exceed the amounts sought by TH.

In addition, the Company is a party to various lawsuits incidental to its business. Management believes the TH claim and other various lawsuits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

7)    Reclassifications

Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

8)    Recent Accounting Pronouncements

The Company adopted Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards No. 128, "Earnings Per Share" as of December 31, 1997. The adoption of this standard had no impact on the previously reported loss per share for second quarter of 1997.

On January 1, 1998, the Company adopted FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". There were no differences between comprehensive loss and net loss for the three and six month periods ended June 30, 1998 and 1997.

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

                                          Three Months           Six Months
                                          Ended June 30         Ended June 30
                                         1998       1997       1998       1997
                                         ----       ----       ----       ----

Net sales                               100%       100%       100%       100%

Cost of sales                           (71.0)     (73.0)     (71.5)     (71.9)

Gross profit                             29.0       27.0       28.5       28.1

Royalty income                            1.2        2.2        1.4        1.6

Selling, general and
  administrative expenses               (40.5)     (40.0)     (40.0)     (38.4)

Loss from operations                    (10.3)     (10.8)     (10.1)      (8.8)

Other income - (expense) net             (0.1)        --        0.3         --
Interest expense                         (3.9)      (2.5)      (3.1)      (2.1)
                                        -----       ----      -----       ----

Loss before income taxes                (14.3)     (13.3)     (13.0)     (10.9)

Income taxes (benefit)                    0.2       (5.3)       0.2       (4.3)

Net loss                                (14.5%)     (8.0%)    (13.2%)     (6.5%)
                                        =====       ====      =====       ====

Net sales for the three months ended June 30, 1998 were approximately $58.0 million as compared to $58.3 million for the three months ended June 30, 1997. Net sales for the six months ended June 30, 1998 decreased slightly to $117.0 million from $120.0 million for the six months ended June 30, 1997 primarily as a result of reduced outerwear and activewear volume.

Gross profit for the three months ended June 30, 1998 was $16.8 million as compared to $15.8 million for the three months ended June 30, 1997. Gross profit for the six months ended June 30, 1998 was $33.3 million as compared to $33.7 million for the six months ended June 30, 1997. Gross profit margin for the three months ended June 30, 1998 was 29.0% as compared to 27.0% for the three months ended June 30, 1997. Gross profit margin for the six months ended June 30, 1998 was 28.5%, as compared to 28.1% for the six months ended June 30, 1997. The increases are primarily attributed to reduced overhead costs, primarily distribution.

Royalty income decreased to $0.7 million and $1.7 million for the three and six months ended June 30, 1998, respectively, as compared to $1.3 million and $1.9 million for the three and six months ended June 30, 1997, respectively, primarily as a result of decreases in international licensees.

Selling, general and administrative expenses increased to $23.5 million or 40.5% of net sales and $46.9 million or 40.0% of net sales for the three and six months ended June 30, 1998, respectively, as compared to $23.4 million or 40.0% of net sales and $46.1 million or 38.4% of net sales for the comparable prior year period. The increases resulted primarily from increased royalties associated with increased licensed sales for the three and six months period ended June 30, 1998. All other selling, general and administrative expenses declined $1.2 million or 6.6%, and $1.4 million or 3.8%, for the three and six month periods ended June 30, 1998, respectively as compared to the three and six month periods ended June 30, 1997. These decreases are primarily related to decreased marketing costs and, for the three months ended June 30, 1998, the realization of certain cost containment initiatives such as reduced salaries and benefits.

Other income of $0.4 million for the six months ended June 30, 1998 relates primarily to gains associated with the disposition of certain investments.

Interest expense for the three and six months ended June 30, 1998 was $2.3 million and $3.7 million respectively, up from $1.5 million and $2.5 million for the comparable prior periods, primarily due to increased interest rates and increased average borrowings needed to finance operations.

Income tax expense for the three and six months ended June 30, 1998 consist primarily of minimum state taxes. At December 31, 1997, the Company recorded deferred tax asset valuation allowances for certain tax benefits, including those tax benefits previously recorded during the three and six months ended June 30, 1997.

Liquidity and Capital Resources

The Company's working capital at June 30, 1998 was $15.5 million as compared to $34.0 million at December 31, 1997 and $61.1 million at June 30, 1997. The decrease from December 31, 1997 levels are primarily attributed to the loss for the six months ended June 30, 1998. Cash used by operations for the first six months of 1998 was $36.9 million, primarily due to the operating loss of $15.4 million and an increase in inventory of $34.5 million. This was financed in part by increased borrowings on credit arrangements of $41.7 million and increases in accounts payable of $13.8 million. Inventory increased by $16 million from June 30, 1997 levels as a result of the earlier receipt of goods from vendors based upon the Company's initiatives to secure production and transportation in anticipation of the Fall selling season.

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

Amounts outstanding under the credit facility accrue interest at either the bank's base rate plus 1% or at LIBOR plus 3%, at the Company's option. The Company is required to pay a 2% fee on the face amount of each letter of credit issued under the credit facility and an annual fee, which can range from .375 to
 .5 percentage points, as defined in the credit facility, on the credit facility. In addition, the Company was required to pay a transaction fee of 2% on the maximum available credit facility to the banks in connection with the amended agreement. The credit facility is secured by substantially all of the Company's assets.

At June 30, 1998, $83,296,000 is outstanding under this facility. Additionally, $41,000,000 has been committed under the credit facility for letters of credit related to vendors' orders for which the Company will become liable at the time these orders are shipped and $18,730,000 is available for additional borrowing.

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

The Company's comprehensive system conversion initiative, which encompasses the Year 2000 issues, is being managed by a team of experienced internal and external professionals. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The initiative encompasses all business systems, including administrative, manufacturing and distribution equipment that utilize microprocessors. Project completion is expected by early 1999. While the Company believes its plans are adequate to address its Year 2000 concerns, many factors could affect its ultimate success including, but not limited to the continued availability of outside resources and sufficient financing. The project is not expected to exceed $11.5 million in cost, some of which has been capitalized. Through June 30, 1998 the Company has incurred costs of $6,000,000 related to the project. This cost range is based on management's best estimates, which were derived utilizing assumptions about future events. The results could differ materially from those anticipated subject to uncertainties regarding the availability of resources and the impact of the issue on key suppliers and customers among others.

Part II - Other Information

Item 1: Legal Proceedings

TH Corporation ("TH") operated as a sourcing agent for the Company pursuant to an agency agreement. In February 1998, TH was notified of the termination of the agreement. In June of 1998, TH filed a petition seeking arbitration of claims arising out of its transactions with the Company. TH is seeking to collect approximately $2,000,000 in commission and manufacturing fees. In addition, TH is seeking reimbursement of approximately $3,100,000 it advanced to the Company to cover certain duties and potential penalties assessed by the U.S. Customs Service on products sourced by TH. These products failed to meet standards required to obtain a claimed duty rate. In June 1998, TH filed a motion in the Superior Court of the State of Connecticut requesting that the court order the Company to proceed with arbitration. The Company opposed the motion and believes that the situation should be resolved in a court of law. Certain vendors of the Company selected by TH or their assignees have notified the Company of claims by them that are now being asserted by TH as part of its claims. None of these vendors or other parties has commenced legal or arbitration proceedings against the Company.

Although the outcome of litigation or arbitration cannot be predicted with certainty, it is the opinion of the Company that it has strong defenses to the claims asserted by TH. The Company also has grounds for asserting claims against TH for breaches of the agency agreement with the Company and for breaches of the fiduciary duties owed the Company as a result of that relationship. It is anticipated that the amounts sought by the Company in connection with its claims, if asserted, will substantially exceed the amounts sought by TH.

In addition, the Company is a party to various lawsuits incidental to its business. Management believes the TH claim and other various lawsuits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4: Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 30, 1998. At the meeting, the following matters were voted upon:

o     The election of Benjamin E. Cohen as a Class II Director

      For               Authority Withheld
      ---               ------------------
      25,750,672        333,408

o The approval of the 1998 Quality Based - Performance Goals relating to compensation to be paid to certain executive officers.

      For               Against           Abstain           Broker Non-Vote
      ---               -------           -------           ---------------
      20,899,453        616,031           86,503            4,482,093

Item 6: Exhibits and reports on Form 8-K

(a)   Exhibits

      27    Financial Data Schedule


(b)   Reports on Form 8-K

            There were no Reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STARTER CORPORATION


DATE:  August 13, 1998        /s/ Sean T. Smith
                              ----------------------------
                              Sean T. Smith.
                              Controller and Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit                                                              Page
Number                     Descriptions                              Number
------                     ------------                              ------

27                         Financial Data Schedule                     21