Form 10-Q
period 1998-09-30
STARTER CORP
filed 1998-11-16
CIK 897507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1998

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

Yes |X| No |_|

27,908,509 shares of common stock, $.01 par value, were outstanding as of November 2, 1998.

                                      INDEX
                               STARTER CORPORATION

                                                                     Page Number
                                                                     -----------
PART I      Financial Information

  ITEM 1    Consolidated Financial Statements (unaudited)

            Consolidated balance sheets - September 30, 1998,
            December 31, 1997 and September 30, 1997                       3-4

            Consolidated statements of operations - Three and
            nine months ended September 30, 1998 and
            September 30, 1997                                               5

            Consolidated statements of cash flows - Nine
            months ended September 30, 1998 and September 30, 1997           6

            Notes to consolidated financial statements -
            September 30, 1998                                               7

  ITEM 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             11

PART II     Other Information

  ITEM 6    Exhibits and Reports on Form 8-K                                18

            Signature                                                       19

                               STARTER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                  September 30, 1998     December 31, 1997  September 30, 1997
                                                  ------------------     -----------------  ------------------
                                                         (unaudited)                (note)         (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $   3,612            $     149            $   3,824
  Accounts receivable - trade, less allowance
    for doubtful accounts of $4,000 at September
    30, 1998, $3,800 at December 31, 1997
    and $3,500 at September 30, 1997                          82,439               38,424               96,056
  Inventories                                                 99,401               71,940               95,227
  Prepaid expenses and other assets                            7,669               11,888               12,603
  Current deferred income taxes                                                                          6,470
                                                           ---------            ---------            ---------
Total current assets                                         193,121              122,401              214,180

Plant and equipment                                           35,029               36,197               35,607
Less accumulated depreciation                                (11,189)              (9,691)              (8,979)
                                                           ---------            ---------            ---------
Plant and equipment, net                                      23,840               26,506               26,628

Other assets, net                                             18,927               11,614               14,102
                                                           ---------            ---------            ---------

Total assets                                               $ 235,888            $ 160,521            $ 254,910
                                                           =========            =========            =========

See accompanying notes.

                               STARTER CORPORATION
                     CONSOLIDATED BALANCE SHEETS (continued)
                       (in thousands, except share data )

                                            September 30, 1998    December 31, 1997   September 30, 1997
                                            ------------------    -----------------   ------------------
                                                   (unaudited)               (note)          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                             $ 115,633            $  41,624            $  82,470
  Accounts payable                                      15,548               16,600               18,641
  Accrued commissions                                    3,103                1,830                3,052
  Accrued licensing fees                                12,383                4,788               11,579
  Accrued expenses                                      21,127               14,482               25,215
  Accrued advertising                                    4,019                8,181                6,394
  Current portion of long-term debt                        912                  939                  351
                                                     ---------            ---------            ---------
Total current liabilities                              172,725               88,444              147,702

Long-term debt, less current portion                     5,194                4,642                5,128
                                                     ---------            ---------            ---------
Total liabilities                                    $ 177,919            $  93,086            $ 152,830

Stockholders' equity:
  Convertible Preferred Stock (par value $.01)
    5,000,000 authorized shares                             --                   --                   --
  Common Stock (par value $.01)
    50,000,000 shares authorized; issued
    27,904,878 at September 30, 1998,
    27,872,232 at December 31, 1997 and
    27,863,070 at September 30, 1997                       279                  279                  279

  Additional paid in capital                            82,861               82,774               82,743
  Retained earnings (deficit)                          (25,171)             (15,618)              19,058
                                                     ---------            ---------            ---------
Total stockholders' equity                              57,969               67,435              102,080
                                                     ---------            ---------            ---------
Total liabilities and stockholders' equity           $ 235,888            $ 160,521            $ 254,910
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

                               STARTER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                    Three Months Ended                 Nine Months Ended
                                                       September 30                       September 30
                                                  1998              1997             1998              1997
                                                  ----              ----             ----              ----
Net sales                                 $    128,112      $    149,384     $    245,126      $    269,416

Cost of sales                                   86,481            98,250          170,154           184,544
                                          ------------      ------------     ------------      ------------
Gross profit                                    41,631            51,134           74,972            84,872

Royalty income                                   1,081               792            2,744             2,649

Selling, general and
  administrative expenses                       33,542            40,726           80,393            86,869
                                          ------------      ------------     ------------      ------------

Income (loss) from operations                    9,170            11,200           (2,677)              652

Other income (expense) - net                       (57)               12              303                19
                                          ------------      ------------     ------------      ------------

Income (loss) before interest expense
  and income taxes                               9,113            11,212           (2,374)              671

Interest  expense                                3,115             1,832            6,793             4,318
                                          ------------      ------------     ------------      ------------

Income (loss) before income taxes                5,998             9,380           (9,167)           (3,647)

Income taxes (benefit)                             136             3,824              386            (1,386)
                                          ------------      ------------     ------------      ------------

Net income (loss)                         $      5,862      $      5,556     ($     9,553)     ($     2,261)
                                          ============      ============     ============      ============

Basic and diluted income
  (loss) per share                        $        .21      $        .20     ($       .34)     ($       .08)
                                          ============      ============     ============      ============

Weighted - average common shares            27,899,519        27,859,842       27,889,588        27,840,065
                                          ============      ============     ============      ============

See accompanying notes.

                               STARTER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                           Nine Months Ended
                                               September 30, 1998      September 30, 1997
                                               ------------------      ------------------
Cash flows from operating activities
Net loss                                             ($9,553)               ($2,261)
Adjustments to reconcile net loss
    to cash used by operating activities:
    Depreciation and amortization                      3,367                  3,113
    Loss on sale of property, plant & equipment           39
    Gain on sale of investment                          (401)
    Provision for bad debts                              450                    (74)
    Deferred income taxes                                                     1,921
Changes in operating assets and liabilities:
    Accounts receivable                              (44,465)               (38,972)
    Inventories                                      (27,461)               (17,786)
    Prepaid expenses and other assets                  4,219                 (4,087)
    Accounts payable and accrued expenses             10,299                  8,448
                                                      ------                 ------
Net cash used by operating activities                (63,506)               (49,698)

Cash flows from investing activities
    Purchase of property, plant and equipment            (95)                (1,398)
    Proceeds from sale of property, plant
    & equipment                                          455
    Other, net, including capitalized software        (3,512)                (2,988)
                                                      ------                 ------
Net cash used by investing activities                 (3,152)                (4,386)
Cash flows from financing activities

    Repayment of long-term borrowings                   (516)                (2,672)
    Net borrowings on credit arrangements             74,009                 57,497
    Net proceeds from sale of common stock                87                     88
    Loan refinancing costs                            (3,459)
                                                      ------                 ------
Net cash provided by financing activities             70,121                 54,913

    Net increase in cash                               3,463                    829

Cash and cash equivalents - beginning of period          149                  2,995
                                                      ------                 ------

Cash and cash equivalents - end of period             $3,612                 $3,824
                                                      ======                 ======

See accompanying notes.

                               STARTER CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

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

2)    Inventories

Inventories were as follows (in thousands):

                                  September 30      December 31     September 30
                                          1998             1997             1997
                                          ----             ----             ----
Raw materials                          $15,605          $18,627          $21,798
Finished goods                          83,796           53,313           73,429
                                       -------          -------          -------
                                       $99,401          $71,940          $95,227
                                       =======          =======          =======

3)    Other Assets

Other asset, net of related amortization, were as follows (in thousands):

                                      September 30    December 31   September 30
                                              1998           1997           1997
                                              ----           ----           ----
Goodwill                                   $ 5,261        $ 5,552        $ 5,857
Trademarks                                   1,641          1,789          1,840
Capitalized software                         7,738          2,712          1,895
Deferred income taxes                        - - -          - - -          1,742
Capitalized loan costs                       2,889          - - -          1,096
Other                                        1,398          1,561          1,672
                                           -------        -------        -------
                                           $18,927        $11,614        $14,102
                                           =======        =======        =======

4)    Credit Facility

At September 30, 1998, advances of $115,633,000 were outstanding under the Company's three-year secured revolving credit facility (the "Credit Facility"). Additionally, $6,931,000 has been committed under the credit facility for letters of credit related to vendor orders for which the Company will become liable at the time these orders are shipped, and a balance of $20,051,000 is available for additional borrowing under the credit facility. The credit facility provides for permitted over-advances of $22,000,000 to fund seasonal working capital requirements from January to October 15 each year. From October 15, 1998 to December 31, 1998 the permitted over-advance decreases to $7,500,000. As of November 6, 1998 availability under the credit facility was $14,100,000.

5)    Income taxes

The Company's income tax expense for the three and nine-month periods ended September 30, 1998 consisted primarily of minimum state taxes. The Company's income tax expense for the three months ended September 30, 1997 and income tax benefit for the nine months ended September 30, 1997 reflected the Company's estimated effective tax rate. At December 31, 1997, the Company recorded a deferred tax asset valuation allowance against deferred tax assets previously recorded, as the Company believed it is more likely than not that such deferred tax assets will not be utilized in the near term.

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

8)    Recent Accounting Pronouncements

The Company adopted Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards No. 128, "Earnings Per Share" as of December 31, 1997. The adoption of this standard had no impact on the previously reported loss per share for third quarter of 1997.

On January 1, 1998, the Company adopted FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". There were no differences between comprehensive income or loss and net income or loss for the three and nine-month periods ended September 30, 1998 and 1997.

The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and related information," in June 1997. The statement establishes standards for the way public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports. The required disclosures for SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, will be included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

ITEM 2

                               STARTER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's business is seasonal with higher sales reported in the second half of the year due to the higher price points of a significant portion of the Company's products which are sold during the fall and holiday seasons. The seasonality of the Company's business also affects borrowings under the Company's Credit Facility. The amount outstanding under the Credit Facility fluctuates as a result of seasonal demands for the Company's products. Traditional quarterly fluctuations in the Company's business may vary in the future depending upon, among other things, changes in order cycles and product mix.

The Company's business is vulnerable to a number of factors beyond its control. These include: (1) player strikes, (2) owner lockouts including the present NBA lockout, (3) work stoppages, (4) the granting of additional licenses to competitors, some of which have greater financial resources and manufacturing capabilities than the Company, and (5) changes in consumer tastes and enthusiasm for spectator sports. The Company's business can also be affected by other matters which impact the retail marketplace, including increased credit and inventory exposure, consolidation and resulting decline in the number of retailers and other cyclical economic factors. The Company seeks to minimize inventory exposure by encouraging retailers to place orders five to six months in advance of the date products are scheduled to be delivered. This provides the Company with better information to purchase product for its reorder business.

The current NBA lockout is expected to have a negative impact on net sales and operating results for the foreseeable future. The Company may be exposed to excess NBA-related inventory should the lockout continue. However, the timing of the ultimate NBA settlement, and its impact on the resumption of NBA sales and inventory exposure can not be estimated at this time.

The Company recently announced it would no longer sell authentic and replica NHL jerseys after the Company's current contract expires, because the financial requirements in the proposed new contract did not provide an adequate return on capital. As a result, the Company's NHL sales and related operating income for the second half of 1999 are expected to decline.

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

Results of Operations

The Company had a net loss of $36.9 million for the year ended December 31, 1997 as a result of rapid unexpected deterioration in the athletic apparel industry during 1997 and the resulting decreases in sales levels and margins. These decreases resulted in the inability of the Company to recover its fixed selling, general and administrative expenses, which had increased significantly in 1997 due to investments made in anticipation of growth in sales. In 1996 and 1997, the Company made investments and built an infrastructure to support a business that had experienced growth in the past and was expected to continue to grow. In addition to anticipated general growth arising from the industry as a whole, the Company believed that its acquisitions provided a vehicle to support further increases in its market share. The market place began to soften in the second half of 1997 and, at that time, the Company began a plan to reduce selling, general and administrative expenses. Several changes were made in the management team, including the elimination of several positions. The cost containment initiatives are expected to result in reduced costs during 1998 via reductions in the Company's workforce, reductions in unprofitable outlet store operations, more cost effective marketing initiatives and other spending reductions. The majority of these cost reductions will be realized in the second half of 1998.

For the nine-month period ended September 30, 1998, the Company was not profitable and is not expected to be profitable for the year. While the cost containment initiatives have resulted in reduced costs, continued consolidation at retail, contraction of the licensed apparel market and above average temperatures in 1998 have led to decreased sales and increased margin deterioration. The Company is continuing to evaluate strategic and financial alternatives to enhance its operations, ensure it has adequate working capital and to return the Company to profitability. However, there can be no assurance that these strategic alternatives and cost containment initiatives will result in the Company's return to profitability. .

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of operations.

                                           Three Months Ended         Nine Months Ended
                                              September 30               September 30
                                          1998           1997        1998           1997
                                          ----           ----        ----           ----
Net sales                                  100%           100%        100%           100%

Gross profit margin                        32.5           34.2        30.6           31.5

Royalty income                               .8             .5         1.1            1.0

Selling, general and
  Administrative expenses                  26.2           27.3        32.8           32.2

Income (loss) from operations               7.2            7.5        (1.1)            .2

Interest expense                            2.4            1.2         2.8            1.6

Net income (loss)                           4.6            3.7        (3.9)           (.8)

Net sales for the three and nine month periods ended September 30, 1998 decreased approximately 14.2%, or $21.3 million, and 9% or $24.3 million, respectively, as compared to the three and nine month periods ended September 30, 1997. The decreased sales are primarily attributable to reduced consumer demand for licensed apparel products, primarily insulated outerwear. Also contributing to the sales decline for the three month period ended September 30, 1998 were decreased NBA sales due in part to the ongoing NBA lockout. These decreases were partially mitigated by improved performance and printable sales.

The gross profit margin as a percentage of net sales for the three and nine month periods ended September 30, 1998 decreased to 32.5% and 30.6% respectively, as compared to 34.2% and 31.5% for the three and nine month periods ended September 30, 1997. The decreased gross margin as a percentage of net sales was primarily attributed to reduced volume and lower wholesale prices for insulated outerwear. The decreased volume resulted in the lower absorption of overhead costs for the three and nine month period ended September 30, 1998.

Royalty income for the three and nine month periods ended September 30, 1998 increased to $1.1 million and $2.7 million, respectively, as compared to $.8 million and $2.6 million for the three and nine month periods ended September 30, 1997, primarily as a result of increased domestic licensees.

Selling, general and administrative expenses were $33.5 million, or 26.2%, of net sales and $80.4 million, or 32.8%, of net sales for the three and nine month periods ended September 30, 1998, respectively, as compared to $40.7 million, or 27.3%, of net sales and $86.9 million, or 32.2%, of net sales for the comparable prior year periods. Royalties as a percentage of net sales increased to 10% for the three and nine month periods ended September 30, 1998 as compared to 8.7% and 8.3% of net sales for the three and nine month periods ended September 30, 1997, respectively. The increased royalty percentage results from increased licensed sales as a percent of total sales and increased royalty rates associated with certain player identified merchandise. All other selling, general and administrative expenses declined to $20.8 million, or 16.2%, of net sales and $56.0 million or 22.8%, of net sales for the three and nine month periods ended September 30, 1998, respectively, as compared to $27.8 million, or 18.6%, of net sales and $64.4 million, or 23.9%, of net sales for the three and nine month periods ended September 30, 1997, respectively. The other selling, general and administrative decreases are primarily related to the realization of certain containment initiatives such as reduced marketing costs and salaries.

Interest expense for the three and nine month periods ended September 30, 1998 was $3.1 million and $6.8 million, respectively, up from $1.8 million and $4.3 million for the comparable prior year periods, primarily due to increased interest rates and increased average borrowings needed to finance operations.

Income tax expense for the three and nine month periods ended September 30, 1998 consisted primarily of minimum state taxes. At December 31, 1997, the Company recorded deferred tax asset valuation allowances for certain tax benefits, including those tax benefits previously recorded during the nine month period ended September 30, 1997.

Liquidity and Capital Resources

The Company's working capital at September 30, 1998 was $20.4 million as compared to $34.0 million at December 31, 1997 as a result of the net loss. Cash used by operations for the nine month period ended September 30, 1998 increased to $63.5 million as compared to cash used by operations of $49.7 million for the nine month period ended September 30, 1997, primarily due to the operating loss of $9.6 million.

On March 31, 1998 the Company's Credit Facility was amended to provide for, among other items, an increase in permitted overadvances, increased advance rates and the elimination of certain financial covenants. The $130,000,000 Credit Facility provides for a seasonal increase up to a maximum $160,000,000 from April 1 through January 15 of each year; however, obligations outstanding under the Credit Facility can not exceed $85,000,000 for a period of 30 days during the first quarter of each year. Borrowings under the Credit Facility are subject to various limitations based upon eligible receivables and inventory, as defined in the Credit Facility, of the Company and its subsidiaries. Additionally, the Credit Facility provides for permitted overadvances of $22,000,000 to fund seasonal working capital requirements from January 1 to October 15 of each year. From October 15, 1998 to December 31, 1998 the permitted overadvance decreases to $7,500,000. Under terms of the Credit Facility, the Chairman and Chief Executive Officer of the Company (the "guarantor"), who is also the majority stockholder of the Company, has guaranteed up to $22,000,000 of the Credit Facility. The guarantee may be terminated upon written notice to the banks by the guarantor. However, it is not the intent of the guarantor to terminate the guarantee during 1998. Any reduction in the guarantee will simultaneously reduce dollar for dollar the amount of any permitted overadvance. The Credit Facility, which expires on March 31, 2001, contains a covenant requiring minimum net worth of $45 million plus 50% of the Company's cumulative net income, if any, for each fiscal year ending on or after December 31, 1998. The covenant is to be tested annually at the end of each fiscal year of the Company. The Credit Facility further places restrictions on distributions, mergers and asset acquisitions, as defined in the Credit Facility, and requires the Company to enter into interest rate protection arrangements satisfactory to the banks for a notional amount of $35,000,000. The Credit Facility also contains customary events of default, as defined in the Credit Facility. The termination of the guarantee by the guarantor is an event of default under the Credit Facility.

Management expects that the Company will be able to comply with the terms of the Credit Facility throughout the remainder of 1998.

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

At September 30, 1998, $115,633,000 is outstanding under the Credit Facility. Additionally, $6,931,000 has been committed under the Credit Facility for letters of credit related to vendors' orders for which the Company will become liable at the time these orders are shipped and $20,051,000 is available for additional borrowing. At November 6, 1998 availability under the Credit Facility was $14,100,000.

Cash generated from operations, together with the Company's existing Credit Facility, is expected, under current conditions, to be sufficient to finance the Company's planned operations in 1998.

Year 2000 Conversion

The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the year 2000 and beyond. In continuing efforts to become more productive and competitive, the Company began in 1997 to replace significant portions of its software and some of its hardware so that its computer systems will function properly with respect to dates related to the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

The Company's comprehensive system conversion initiative, which encompasses Year 2000 issues, is being managed by a team of experienced internal and external professionals. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, financial institutions, and other third parties with which the Company has material relationship are fully supported. The initiative encompasses all business systems, including administrative, manufacturing and distribution equipment that utilize microprocessors. Project completion is expected by early 1999. While the Company believes its plans are adequate to address its Year 2000 concerns, many factors could affect its ultimate success including, but not limited to, the continued availability of outside resources and sufficient financing. The Company is unable to predict the effect on its results of operations, liquidity and financial condition in the event that it is unable to address its Year 2000 concerns successfully. The conversion initiative project is not expected to exceed $11.5 million in cost. This cost range is based on management's best estimates, which were derived utilizing assumptions about future events. The results could differ materially from those anticipated subject to uncertainties regarding the availability of resources and the impact of the issue on key suppliers, customers and other third parties. Through September 30, 1998, the Company has incurred costs of $7,800,000 related to the project. Funding requirements for the conversion initiative have been incorporated into the Company's capital and operating plans, and are not expected to have a material adverse impact, at this time, on the Company's financial condition or liquidity.

The Company recognizes the need to develop a contingency plan in the event the Company's conversion initiative project is not successfully implemented. In connection therewith, the Company intends to complete a contingency plan by the end of the second quarter of 1999 which will allow its primary business operations to continue despite disruptions due to year 2000 problems. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, customers and other third parties with which it has material relationships, it will modify and adjust its contingency plan accordingly.

Part II - Other Information

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

      27     Financial Data Schedule

(b) Reports on Form 8-K

      A Form 8-K dated September 25, 1998 was filed regarding a change in the Company's independent accountants. No financial statements were filed with this Form 8-K.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STARTER CORPORATION


DATE:  November 13, 1998      /s/ Sean T. Smith
                              ---------------------------------------
                              Sean T. Smith.
                              Controller and Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit                                                                    Page
Number                     Descriptions                                   Number
                                                                          ------

27                         Financial Data Schedule                          21